Form 10-Q
period 2001-06-30
SPECIALIZED LEASING INC
filed 2001-09-04
CIK 1127242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  [X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For Quarter Ended: June 30, 2001

                                       or

   [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        Commission File No.  333-1127242

                                SPECIALIZED LEASING, INC.
             (Exact name of registrant as specified in its charter)

 Nevada                                                 33-0895699
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)

                             79811 "A" Country Club Drive
                              Bermuda Dunes, CA   92201
                              (800)929-6147
                        and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

As of June 30, 2001, the Registrant had a total of 20,000,000 shares of common stock issued and outstanding.

                           Specialized Leasing, Inc.
                          (A Development Stage Company)
                                 Balance sheet
                               As of June 30, 2001

ASSETS                                    June 30,               Mar 31,
                                          2001                   2001
                                        ----------             ----------
                                (Unaudited)
 Current Assets:
  Cash in banks                      $   12,842             $    30,000
  Lease payments receivable               1,240                   2,079
  Loan receivable                        25,830                  21,330
  Deposit on equipment                   13,000                  12,000
  Prepaid expenses                        1,100                   1,500
    Total Current Assets                 54,012                  66,909
Property and Equipment (net)                304                     304
Other Assets:
  Lease contracts                        64,248                  56,860

TOTAL ASSETS                         $  118,564               $ 124,073
                                     ==========               =========


LIABILITIES & STOCKHOLDERS' EQUITY

Stockholders' Equity:
  Common stocks, $.001 par value
    Authorized shares-50,000,000
    Issued and outstanding
 shares-20,000,000                   $   20,000               $  20,000
  Paid in capital                       249,000                 249,000
  Stock subscription receivable        ( 94,500)               ( 96,500)
  Retained deficit                     ( 55,936)               ( 48,427)
  Total Stockholders' Equity            118,564                 124,073
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $  118,564               $ 124,073
                                     ==========               =========

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                            Statement of Operations
                    For the three month period ended June 30

                                             2001              2000
                                           -------            ------
                                         (Unaudited)        (Unaudited)
 Income
  Lease payment                         $   2,085           $      591
   Other income                               453                    -

      Total  Income                         2,538                  591
Operating Expenses
  General and administrative
   expenses                                 9,247                2,853
  Income taxes                                800                    -

      Total Expenses                       10,047                2,853
Net income (loss)                       $ ( 7,509)          $  ( 2,262)
                                        ==========          ===========

Basic earnings (loss) per share         $ (0.00)           $    (0.00)
                                        ==========          ===========

Weighted average shares outstanding    20,000,000           19,000,000
                                       ===========          ===========

                           Specialized Leasing, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
                       For the three month ended June 30

                                    2001            2000
                                 -----------     -----------
                                 (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                $   (7,509)     $   (2,262)

Adjustments to reconcile net loss to
 net cash used by operating activities:

 Lease payment receivable                      839              -
   Loan receivable                          (4,500)             -
    Deposit on equipment                    (1,000)             -
   Prepaid expenses                            400              -
NET CASH USED BY OPERATING ACTIVITIES      (11,770)        (2,262)

CASH FLOWS FROM FINANCING ACTIVITIES
  Lease contract receivable                 (7,388)        (25,021)
  Stocks issued for cash                    52,500
  Stock subscriptions receivable             2,000               -


NET CASH PROVIDED BY FINANCING ACTIVITIES   (5,388)         27,479

INCREASE (DECREASE) IN CASH                (17,158)         25,217

BEGINNING CASH                              30,000              -

ENDING CASH                             $   12,842       $  25,217
                                          =========       ==========
 NON-CASH DISCLOSURE

386,000 shares issued as
subscription receivable                                  $  96,500

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity


                               Number                   Additional
                               of            Common     Paid        Stock
                               Shares        Stock at   in          Subscriptions
                   Outstanding   Par Value  Capital     Receivable      (Deficit)
                   -----------   ---------  ----------  -------------   ---------

 Balance February 24, 2000          -        $     -    $     -     $       -        $   -

Stocks issued for services     19,000,000      19,000

Net loss March 31, 2000                                                              (19,000)
                               -----------   ---------  ----------  -------------   ---------
Balance March 31, 2000         19,000,000      19,000         -             -        (19,000)

Stock issued for cash             614,000       6,144    152,886

Common stocks subscribed          386,000         386     96,114      (96,500)

Net loss March 31, 2001                                                              (29,427)
                               -----------   ---------  ----------  -------------   ---------

Balance March 31, 2001         20,000,000      20,000    249,000      (96,500)       (48,427)

Reduction of stock
    Subscriptions                                          2,000

Net loss   June 30, 2001                                                            (  7,509)
                               -----------   ---------  ----------  -------------   ---------
Balance at June 30, 2001       20,000,000      20,000    249,000      (94,500)      ( 55,936)
                               ===========   =========  ==========  =============   =========




                           SPECIALIZED LEASING, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements

NOTE 1.   BUSINESS ACTIVITY

The Company was incorporated under the laws of the state of Nevada on February 24, 2000. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada including, without limitation, to engage in computer leasing business.

The Company has been in the development stage since its formation on February 24, 2000.

NOTE  2.  SIGNIFICANT ACCOUNTING POLICIES

The Company uses the accrual method of accounting.

Revenues and directly related expenses are recognized in the period when lease contracts are entered into with customers.

The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

Loss per share   Net loss per share is provided in accordance with Statement of
Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of June 30, 2001, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculation.

Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight-line method for reporting purposes and for tax purposes.

Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Year-end:  The fiscal year-end of the company is March 31st.


NOTE 3 - DIRECT FINANCE LEASES

Lease contracts, which meet the criteria specified in the Statements of Financial
Accounting Standards (SFAS) No. 13, "Accounting for Leases, " are classified as direct finance leases. Direct finance leases are recorded upon acceptance of the equipment by the customer. Unearned lease income represents the excess of the gross lease receivable and estimated residual value over the equipment cost. Unearned lease income is recognized as revenue over the lease term at a constant rate of return on the net investment in the lease.

NOTE 4.  PROPERTY AND EQUIPMENT

The Company capitalizes the purchased and fixtures for major purchases in excess of $300 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

The following is a summary of property and equipment at cost, less accumulated depreciation:

 Furniture and equipment                            $355
Less accumulated depreciation                       ( 51)
                                                    -----
                        Total                            $304
                                                         =====

NOTE 5.  RELATED PARTY TRANSACTIONS

The Company issued shares of common stocks in lieu of cash to officers for services rendered related as related to the formation of the Company during the period from inception February 24, 2000 through March 31, 2000.. The shares were issued at par value.

NOTE 6.  FUTURE  MINIMUM LEASE PAYMENTS

Future minimum lease payments to be received by the Company on the direct finance leases as of June 30, 2001 are as follows:

Years Ending  March 31,           2002                $   19,159
                                  2003                    21,745
                                  2004                    19,159
                                  2005                     7,733
                                                        -----------
   Total                                              $   67,796
                                                        -----------


NOTE 7:  INCOME TAXES

The company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses from its inception on February 24, 2000 through June 30, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $ -0- income taxes, except for minimum California tax of $800 for the current fiscal year.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had minimal revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock. The net loss for the 3 months ended June 30, 2001 was $7,509, compared to a net loss of $2,262 for the same period of 2000. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of June 30, 2001, we had $12,842 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended June 30, 2001 and the period June 30, 2000 would not be meaningful.


                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which SPECIALIZED LEASING may participate; competition within SPECIALIZED LEASING's chosen industry, including competition from much larger competitors; technological advances and failure by SPECIALIZED LEASING to successfully develop business relationships.


                          PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.

        (b)  Reports on Form 8-K.

                None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.

                                 SPECIALIZED LEASING

August 9, 2001              By:      George White
                                     --------------------------------
                                     George White, President