Form 10-Q
period 2001-09-30
SPECIALIZED LEASING INC
filed 2002-01-25
CIK 1127242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  [X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For Quarter Ended: September 30, 2001

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
                              (800)929-6147


     (Address of Principal Executive Office and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

As of September 30, 2001, the Registrant had a total of 20,000,000 shares of common stock issued and outstanding.

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                                Balance Sheet


ASSETS                                       September 30,    March 31,
                                                2001            2001
                                             -------------    ---------
                                              (Unaudited)
Current Assets:
  Cash in banks                              $     7,553      $ 30,000
  Lease payments receivable                        1,233         2,079
  Loan receivable                                 13,830        21,330
  Deposit on equipment                            27,500        12,000
  Prepaid expenses                                 2,800         1,500

    Total Current Assets                          52,916        66,909

Property and Equipment (net)                         304           304

Other Assets:
  Lease contracts                                 61,724        56,860


TOTAL ASSETS                                   $ 114,944     $ 124,073
                                               =========     =========

LIABILITIES & STOCKHOLDERS' EQUITY

Stockholders' Equity:
  Common stocks, $.001 par value
Authorized shares-50,000,000
 Issued and outstanding
  shares-20,005,000                            $  20,050     $  20,000
  Paid in capital                                251,450       249,000
  Stock subscription receivable                 ( 94,500)     ( 96,500)
  Retained deficit                              ( 62,056)     ( 48,427)

  Total Stockholders' Equity                     114,944       124,073

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $ 114,944     $ 124,073
                                               =========     =========

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                            Statement of Operations



                                       For the three       For the six
                                       months ended        months ended
                                       September 30,       September 30,
                                      2001       2000      2001        2000
                                     ------     ------    ------      ------
                                  (Unaudited)(Unaudited)(Unaudited) (Unaudited)

Income
  Lease payment                 $  2,733      $     -    $ 4,818     $  1,602
  Other income                         -            -        452           50
      Total  Income                2,733            -      5,270        1,652

Operating Expenses
 General and
  administrative expenses          8,853        5,440     18,099        8,255
  Income taxes                         -            -        800            -
      Total Expenses               8,853        5,440     18,899        8,255

Net income (loss)               $( 6,120)     $( 5,440)  $(13,629)   $ (6,603)
                                =========     =========  =========   =========

Basic earnings (loss)
 per share                      $ (0.00)      $ (0.00)   $  (0.00)   $  (0.00)
                                =========     =========  =========   =========

Weighted average shares
 outstanding                  20,000,024    19,000,000 20,000,048  19,000,000
                              ==========    ========== ==========  ==========

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                            For the six months ended


                                                      September 30
                                                  2001           2000
                                                 ------         ------
                                               (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $ ( 13,629)     $  (6,603)

Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation                                         -             51

Lease payment receivable                             846           (344)
   Loan receivable                                 7,500        (17,689)
   Deposit on equipment                         ( 15,500)             -
   Prepaid expenses                             (  1,300)             -

NET CASH USED BY OPERATING ACTIVITIES           ( 22,083)      ( 24,585)
CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment purchase                                  -       (    355)
CASH FLOWS FROM FINANCING ACTIVITIES
  Lease contract receivable                     (  4,864)      (  47,649)
  Stocks issued for cash                           2,500         148,500
  Stock subscriptions receivable
2,000                  -


NET CASH PROVIDED BY FINANCING ACTIVITIES       (   364)         102,851

INCREASE (DECREASE) IN CASH                      (22,247)         75,911

BEGINNING CASH                                    30,000               -
ENDING CASH                                   $    7,553       $  75,911
                                                  =======        ========
 NON-CASH DISCLOSURE
406,000 shares issued as
 subscription receivable                                       $ 101,500

                                Specialized Leasing, Inc.
                              (A Development Stage Company)
                            Statement of Stockholders' Equity



                               Number         Additional
                               of             Common       Paid     Stock
                               Shares         Stock at     in       Subscriptions
                               Outstanding    Par Value    Capital  Receivable      (Deficit)
                               -----------    ----------   -------  -------------   ---------

Balance February 24, 2000              -      $       -    $    -    $       -      $      -

Stocks issued for services    19,000,000         19,000

Net loss March 31, 2000                                                              (19,000)
Balance March 31, 2000        19,000,000         19,000         -            -       (19,000)

Stock issued for cash            614,000          6,144   152,886


Common stocks subscribed         386,000            386    96,114       (96,500)
Net loss March 31, 2001
          (29,427)
Balance March 31, 2001        20,000,000         20,000   249,000       (96,500)     (48,427)

Reduction of stock
    Subscriptions                                                         2,000

Net loss ? June 30, 2001                                                            (  7,509)
Balance at June 30, 2001      20,000,000         20,000   249,000       (94,500)     (55,936)

Stocks issued for cash             5,000             50     2,450

Net loss Sep 30, 2001                                                               (  6,120)


Balance at Sep 30, 2001       20,005,000         20,050  $251,450      $(94,500)  $(  62,056)
                              ==========        ======== =========     =======   ========




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

Loss per share ? Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 ?Earnings Per Share?. Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of September 30, 2001, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculation.

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

The following is a summary of property and equipment at cost, less accumulated depreciation:

      Furniture and equipment                                $355
      Less accumulated depreciation                          ( 51)
                                                            -------
                       Total                                 $304


NOTE 5.  RELATED PARTY TRANSACTIONS

The Company issued shares of common stocks in lieu of cash to officers for services rendered related as related to the formation of the Company during the period from inception February 24, 2000 through March 31, 2000.. The shares were issued at par value.

NOTE 6.  FUTURE  MINIMUM LEASE PAYMENTS

Future minimum lease payments to be received by the Company on the direct finance leases as of September 30, 2001 are as follows:

Years Ending  March 31, 2002                $   14,921
      2003                                      26,041
      2004                                      20,506
      2004                                       9,881
                                            -----------
           Total                             $   71,349

NOTE 7:  INCOME TAXES

The company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses from its inception on February 24, 2000 through September 30, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $ -0- income taxes, except for minimum California tax of $800 for the current fiscal year.

ITEM 2: MANAGEMENT'S DISCUSSIO"N AND ANALYSIS OR PLAN OF OPERATIONS

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

                                 SPECIALIZED LEASING

December 12, 2001           By:      George White
                                     --------------------------------
                                     George White, President