Form 10QSB
period 2001-12-31
SPECIALIZED LEASING INC
filed 2002-03-12
CIK 1127242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  [X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For Quarter Ended: December 31, 2001

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

As of December 31, 2001, the Registrant had a total of 20,009,000 shares of common stock issued and outstanding.

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                                Balance Sheet


ASSETS                                       December 31,    March 31,
                                                2001            2001
                                             -------------    ---------
                                              (Unaudited)
Current Assets:
  Cash in banks                              $     2,634      $ 30,000
  Lease payments receivable                        2,581         2,079
  Loan receivable                                 13,830        21,330
  Deposit on equipment                            22,309        12,000
  Prepaid expenses                                 5,800         1,500
                                                  ------        ------
    Total Current Assets                          47,153        66,909

Property and Equipment (net)                         304           304

Other Assets:
  Lease contracts                                 62,470        56,860
                                                  ------        ------

TOTAL ASSETS                                   $ 109,927     $ 124,073
                                               =========     =========

LIABILITIES & STOCKHOLDERS' EQUITY

Stockholders' Equity:
  Common stocks, $.001 par value
Authorized shares-50,000,000
 Issued and outstanding
  shares-20,009,000                            $  20,009     $  20,000
  Paid in capital                                255,451       249,000
  Stock subscription receivable                 ( 94,500)     ( 96,500)
  Retained deficit                              ( 71,073)     ( 48,427)
                                                 -------       -------
  Total Stockholders' Equity                     109,027       124,073

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $ 109,027     $ 124,073
                                               =========     =========

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                            Statement of Operations



                                       For the three       For the nine
                                       months ended        months ended
                                       December 31,       December 31,
                                      2001       2000      2001        2000
                                     ------     ------    ------      ------
                                  (Unaudited)(Unaudited)(Unaudited) (Unaudited)

Income
  Lease payment                 $  2,206      $     -    $ 7,024     $  1,602
  Other income                         -            -        452           50
                                   ------       ------     -----        -----
      Total  Income                2,206            -      5,270        1,652

Operating Expenses
 General and
  administrative expenses         11,223        5,440     29,322        8,255
  Income taxes                         -            -        800            -
                                  ------        -----     ------        ------
      Total Expenses              11,223        5,440     30,122        8,255

Net income (loss)               $( 9,017)     $( 5,440)  $(22,646)   $ (6,603)
                                =========     =========  =========   =========

Basic earnings (loss)
 per share                      $ (0.00)      $ (0.00)   $  (0.00)   $  (0.00)
                                =========     =========  =========   =========

Weighted average shares
 outstanding                  20,001,133    19,000,000 20,000,419  19,000,000
                              ==========    ========== ==========  ==========

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                           For the nine months ended


                                                      December 31
                                                  2001           2000
                                                 ------         ------
                                               (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $ ( 22,646)     $  (6,603)

Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation                                         -             51

Lease payment receivable                             502           (344)
   Loan receivable                                 7,500        (17,689)
   Deposit on equipment                         ( 10,308)             -
   Prepaid expenses                             ( 4,300 )             -
                                                 ------           ------

NET CASH USED BY OPERATING ACTIVITIES           ( 30,256)      ( 24,585)
CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment purchase                                  -       (    355)
CASH FLOWS FROM FINANCING ACTIVITIES
  Lease contract receivable                     ( 5,610 )      (  47,649)
  Stocks issued for cash                          6,500          148,500
  Stock subscriptions receivable                  2,000               -
                                                  -----          -------


NET CASH PROVIDED BY FINANCING ACTIVITIES          2,890         102,851

INCREASE (DECREASE) IN CASH                      (27,366)         75,911

BEGINNING CASH                                    30,000               -
ENDING CASH                                   $    2,634       $  75,911
                                                  =======        ========
 NON-CASH DISCLOSURE
406,000 shares issued as
 subscription receivable                                       $  94,500

                                Specialized Leasing, Inc.
                              (A Development Stage Company)
                            Statement of Stockholders' Equity



                               Number         Additional
                               of             Common       Paid     Stock
                               Shares         Stock at     in       Subscriptions
                               Outstanding    Par Value    Capital  Receivable      (Deficit)
                               -----------    ----------   -------  -------------   ---------

Balance February 24, 2000              -      $       -    $    -    $       -      $      -

Stocks issued for services    19,000,000         19,000

Net loss March 31, 2000                                                              (19,000)
                              -----------        ------     -----         ------      -------
Balance March 31, 2000        19,000,000         19,000         -            -       (19,000)

Stock issued for cash            614,000          6,144   152,886


Common stocks subscribed         386,000            386    96,114       (96,500)     (29,427)
Net loss March 31, 2001
                              ---------         -------  -------        -------      -------
Balance March 31, 2001        20,000,000         20,000   249,000       (96,500)     (48,427)

Reduction of stock
    Subscriptions                                                         2,000

Net loss June 30, 2001                                                              (  7,509)
                              ----------        -------  --------        ------      -------
Balance at June 30, 2001      20,005,000         20,005   251,495       (94,500)     (55,936)

Stocks issued for cash             4,000              4     3,996

Net loss Sep 30, 2001                                                               ( 9,017)
                              ----------         ------   -------       -------     --------

Balance at Sep 30, 2001       20,005,000         20,050  $251,450      $(94,500)  $(  62,056)
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

Loss per share ? Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 ?Earnings Per Share?. Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2001, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculation.

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


NOTE 5.  RELATED PARTY TRANSACTIONS

The Company issued shares of common stocks in lieu of cash to officers for services rendered related as related to the formation of the Company during the period from inception February 24, 2000 through March 31, 2000. The shares were issued at par value.

NOTE 6.  FUTURE  MINIMUM LEASE PAYMENTS

Future minimum lease payments to be received by the Company on the direct finance leases as of December 31, 2001 are as follows:

Years Ending  March 31, 2002                $    7,646
      2003                                      30,149
      2004                                      24,634
      2004                                      12,977
                                            -----------
           Total                             $  75,406

NOTE 7:  INCOME TAXES

The company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses from its inception on February 24, 2000 through December 31, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $ -0- income taxes, except for minimum California tax of $800 for the current fiscal year.

ITEM 2: MANAGEMENT'S DISCUSSIO"N AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had minimal revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock. The net loss for the 9 months ended December 31, 2001 was $9,017, compared to a net loss of $5,440 for the same period of 2000. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of December 31, 2001, we had $2,634 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended December 31, 2001 and the period December 31, 2000 would not be meaningful.


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

                                 SPECIALIZED LEASING

March 11, 2002              By:      George White
                                     --------------------------------
                                     George White, President