Form 10-K
period 2002-03-31
SPECIALIZED LEASING INC
filed 2002-07-12
CIK 1127242

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                           SPECIALIZED LEASING, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                       33-0895699
--------------------------------------             -------------------------
(State or jurisdiction of incorporation            (I.R.S. Employer I.D. No.)
or organization


      79811 "A" Country Club Drive
      Bermuda Dunes, California                                    92201
(Address of principal executive offices)                        (Zip Code)
----------------------------------------                       ----------------


         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class to be so registered

Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X     No
                                                              -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for the Fiscal Year ended March 31, 2002 were $0 The aggregate market value of the voting stock (which consists solely of shares of

Common Stock) held by non-affiliates of the issuer as of March 31, 2002, as arbitrarily determined by the board of directors, was approximately $2,009,000.

As at March 31, 2002, there were 20,009,001 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                               ----   ----

                                TABLE OF CONTENTS
                               -----------------
PART I
------

Item 1     Description of Business .............   3

Item 2     Description of Property..............   6

Item 3     Legal Proceedings ...................   6

Item 4     Submission of Matters to a
           Vote of Security Holders.............   6
PART II

Item 5     Market for Common Equity and
           Related Stockholder Matters .........   7

Item 6     Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations ...........   9

Item 7     Financial Statements and
           Supplementary Data ..................  10

Item 8     Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure ................  10

PART III

Item 9     Directors and Executive Officers
           of the Registrant ..................   10

Item 10    Executive Compensation .............   11

Item 11    Security Ownership of Certain
           Beneficial Owners and Management ...   12

Item 12    Certain Relationships and
           Related Transactions ...............   13

Item 13    Exhibits and Reports on Form 8-K ...   13

SIGNATURES ....................................   19


PART 1
------
                           FORWARD LOOKING STATEMENTS

This annual report statement contains forward-looking statements.
Specialized's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.


ITEM 1.   DESCRIPTION OF BUSINESS

                              Corporate Development

Specialized Leasing, Inc. is a Nevada corporation formed February 24, 2000, having its principal office located at 1601 East Flamingo Road, Suite 18, Las Vegas, Nevada, and principal executive offices at 79811 "A" Country Club Drive, Bermuda Dunes, California; telephone: (800) 929-6147. Specialized is ready to begin its plan of operations to lease computer systems and accessories to professionals in select fields.

The beginning emphasis will be leasing to Real Estate professionals, then to Dentists and Doctors. Specialized has an exclusive agreement with ComputerXpress, Inc., a publicly held company which trades on the NQB pink sheets under the trading symbol CPXP, to supply products to its lease customers at wholesale prices currently available to ComputerXpress. ComputerXpress, Inc. has also agreed to refer lease customers to Specialized.


                                     BUSINESS

                                    In General

Specialized. Specialized Leasing, Inc. is, as our name suggests, a company specializing in leasing equipment to a specialized or select clientele. The company is supporting the legal, medical and real estate professional with high quality computer hardware and software so they can forget about shopping, understanding and buying the latest version of computer peripherals and concentrate on their business, Specialized Leasing will keep them abreast of the latest changes and support them with their hardware needs. Specialized Leasing will also perform training and on-site maintenance through its hardware and software affiliates. In short, Specialized Leasing, Inc. takes the hardware burden from these professionals and supports them with one stop shopping and support for all their electronic and computer equipment.


                                    Operations

Specialized Leasing, Inc. specializes in leasing information processing and communications equipment, principally to established, creditworthy customers, primarily in the real estate profession. Specialized's leasing activities will be conducted primarily through equipment wholesalers, such as ComputerXpress.

The relationship with ComputerXpress.com is limited to the purchase of computer hardware, to include desktop and notebook computers, printers, scanners, digital cameras and PDA's, for the fulfillment of leases to the Real Estate community. There are no incentives, overrides or profit sharing schemes in place, rather an agreement to buy quality hardware at the best possible price from ComputerXpress.com in order to service our lease clients.


ComputerXpress.com warrants the equipment for the full lease period and assists us in the resale of returned equipment on a basis of 50/50 of sales proceeds. The purchase arrangement with ComputerXpress and other suppliers is that Specialized will buy at supplier normal wholesale prices plus 10% and will enter into leases with customers at full or discounted retail prices based on the dollar value and terms of the lease and the type of equipment being leased. Specialized pays its suppliers either at time of delivery or, for specialized equipment, at the time the equipment is ordered from the supplier.


                                Leasing Procedures

A typical transaction for Specialized would take place, as follows:

The customer would receive an informational brochure from Specialized Leasing outlining the leasing programs in place and would contact Specialized who would discuss the program and refer the customer to ComputerXpress for consultation on obtaining a custom package. Once the package is agreed upon and a price established, the ComputerXpress sales representative would have the customer complete a lease application and submit to Specialized for a credit check. On obtaining a satisfactory credit report, Specialized would prepare a lease contract, contact the individual for completion and order the required equipment from ComputerXpress. Specialized would pay ComputerXpress on delivery to the customer at a price equal to regular wholesale price plus 10%. Specialized's intentions are to hold the leases for their full terms and then to either sell the equipment to the customer at the price agreed upon in the original lease documents or to resell the equipment and enter into a new lease agreement on new state of the art equipment with the customer. Specialized has an agreement with ComputerXpress for it to act as sales agent for returned equipment. ComputerXpress is responsible for marketing and selling costs and will share in the sales proceeds on a 50/50 basis.

                                Types of Equipment

Specialized believes that the value of its equipment, and particularly equipment used in client/server network environments, is important to the original customer because the equipment often becomes "embedded" in the customer's mission critical operations. Therefore, Specialized seeks to maximize the amount of equipment that is remarketed in place to the original customer, in order to realize the higher residual values that may result from such remarketing, compared to equipment sold or leased to a third party.


                                 Products Leased

The information processing and communications equipment Specialized has purchased for lease includes desktop and laptop computers, display stations, file servers, printers, digital cameras, scanners, and palm computers. It provides personalized leasing options, fashioned to meet the needs of the professionals which it serves, primarily in the real estate sales area. Specialized Leasing provides desktop computer systems built by ComputerXpress.com, Inc., which include the following:


CPX 2000: This is a system which includes an AMD K6-II-500 processor, 64 MB of RAM, a 6.4GB hard disk, 48X CD-ROM drive, 8 MB video card, a 56K modem, mouse,keyboard, 3d sound, speakers, Windows 98 operating system, a 17" Imagic Monitor, Office 2000 softrware, Quicken Deluxe software and an on-site warranty.

CPX Powerhouse: This is a system which includes an AMD 600 Athlon processor, 64 MB RAM, 6.4 GB hard disk, 48xCD-ROM drive, 8 MB video, a 56k modem, mouse, keyboard, 3d Sound, speakers, Windows 98 operating system, a 17" Imagic Monitor, Office 2000 softrware, Quicken Deluxe software and an on-site warranty.

CPX Executive: This system includes an AMD Athlon 700 processor, 128 MB RAM, a 13 GB hard disk, 48 CD drive, 32 MB video, a 56K modem, mouse, keyboard, 3d sound, speakers, Windows 98 operating system, a 17" Imagic Monitor, Office 2000 software, Quicken Deluxe software and an on-site warranty.

Specialized Leasing also provides notebook computers, manufactured by Sager, including the Sager 2330, Sager 3360i, and the Sager 3360v.

Specialized Leasing also leases scanners, printers, digital cameras, and the 3COM PALM IIIse, a palm computer with 8MB of storage capacity.

Specialized provides several packages of computer equipment, designed to fit the needs of the real estate or medical professional. These packages combine desktop, notebook and palm systems with printers, scanners, and digital cameras.

                            Lease Terms and Conditions

A majority of Specialized's lease transactions have been net leases with a specified non-cancelable lease term. These non-cancelable leases have a "hell-or-high-water" provision which requires the lessee to make all lease payments under all circumstances. A net lease requires the lessee to make the full lease payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The lessee also has the responsibility of obtaining the additional items required under a net lease, such as maintenance and insurance. However, many of Specialized's more creditworthy customers are permitted to self insure against equipment losses.


                                   Remarketing

The results of the remarketing process ultimately determine the degree of profitability of a lease transaction. Specialized's remarketing strategy is to keep its equipment installed in place at the end of the initial lease term. Typically, remarketing equipment in place produces substantially better residual returns than equipment sold or leased to a third party at the end of the term of the original lease. Prior to the expiration of the original lease term, Specialized initiates the remarketing process for the related equipment.

Specialized attempts to maximize its revenues and residual return by focusing its efforts on keeping the equipment in place at the end of the initial lease term by:

     -     Re-leasing it to the initial lessee for a specified term;

     - renting the equipment to the initial lessee on a month-to-month basis; or

     -     selling the equipment to the initial lessee.

If Specialized is unsuccessful in keeping the equipment in place, it will attempt to sell or lease the equipment to a different customer, or sell the equipment to equipment brokers or dealers. Although, cumulatively for its history, Specialized has historically been able to remarket in place a majority of its equipment coming off lease, no assurances can be given that Specialized's past successes in remarketing its equipment in place will be repeated in the future, primarily because Specialized has little history with remarketing desktop or laptop computers.


                                   Competition

Specialized will compete in the information processing and communications equipment leasing marketplaces with other independent leasing companies, captive lessors and bank affiliated lessors. Specialized's business will be highly competitive, both with respect to obtaining and maintaining vendor program arrangements and providing lease financing to end-user customers. The Company will compete with various independent leasing companies, such as

Comdisco, Newcourt Financial and G.E. Capital, certain bank affiliated lessors, such as Leastec, and certain captive or "semi-captive" leasing companies, such as IBM Credit Corporation, Dell Financial Services and Compaq Capital.

All of Specialized Leasing's competitors have greater financial resources than Specialized Leasing, which has generated no revenue, and has limited assets and experience.

                               Business Development

Specialized Leasing is not a get rich quick scheme. It is a company founded on the idea that the customer will continue to lease from the company over and over again. Specialized will use a 14 and 16 percent lease rate, which is somewhat lower than other leasing companies, but given the fact that Specialized Leasing will use investor capital to support the leasing program, coupled with an extremely low overhead, Specialized should grow at a 10 to 15 percent rate per year and in the third year the resale of used equipment will add to this profitability. We believe that our customers will return leased equipment after the lease period and in fact it is not unlikely that a customer could lease equipment over a thirty-year period through ten to fifteen leasing cycles. Another fact that will maintain our customer base is the training and support centers that are run in conjunction with our hardware supplier, ComputerXpress.com.


Specialized's current lease products include desktop computers, notebook computers, laser and ink jet printers, scanners, digital cameras, overhead projectore and PDA's. Manufacturers include: Hewlett-Packard, Sager-Midern, Palm, Proxima, In-Focus, Toshiba, Sony and many others. Specialized's future lease products will be determined by market demand as the needs of the Real Estate sales and other professional clients change and our client base expands. Notebook computers and PDA's, although already a large portion of our product offering will likely increase as agents become more mobile and technology demands increase.

The transaction process is as follows: Specialized Leasing is a preferred vendor with Coldwell-Banker Success in Arizona. Coldwell-Banker assists us in the identification of equipment needs for their agents. Currently the best mix of equipment for an agent is a desktop computer, notebook computer, printer, scanner, PDA and digital camera. The agent can add or delete items from the program to fit individual needs as defined by activity in the real estate market. Agents contact a Specialized Leasing representative and discuss their equipment needs. The representative then determines the current cost of the hardware and software by contacting a ComputerXpress.com sales rep. A lease quote and lease agreement are then printed for the client's review along with a credit application consenting to a credit check through Equifax Corporation. Once there is agreement on the equipment, the client signs the lease agreement and the equipment is ordered. Generally equipment is delivered in three to seven days of signing the lease agreement.

As Specialized Leasing grows, we will move into other Coldwell-Banker markets and expand to serve other Real Estate sales companies as the need for for high quality equipment for individual agents increases.

The lease term and rate is determined by several factors including the type and volume of equipment leased and the status of the individual client. Specialized's intention is to hold all leases to maturity and then either extend them or take back and resell the leased equipment and enter into a lease for new equipment with the client.

                                    Marketing

Specialized Leasing will negotiate strategic relationships with real estate brokerage firms and medical offices through its in house sales department, as well as maintain its e-commerce leasing site on the Internet. Specialized Leasing has already formed a strategic relationship with Coldwell Banker to supply its real estate brokers and salesmen with packages of office computer systems and accessories for the greater Arizona area.

                                    Employees



Specialized Leasing presently employs nine employees, three of which are officers of Specialized Leasing, who each devote their full time efforts to Specialized Leasing. Specialized Leasing is not subject to any collective bargaining agreements, and management believes its employee relations to be good.

                                     Patents

We current have no patents or trademarks. We own the domain name, www.specializedleasing.com.

                              Government Regulation

Governmental regulations have little or no impact on our business at the present time.

ITEM 2. DESCRIPTION OF PROPERTY

Specialized Leasing currently maintains cash in its bank accounts, and owns its web site and domain name of www.specializedleasing.com. It leases 1,000 square feet of office space from Desert Corporate Services, Inc., a company on which Secretary Robert T. Yarbray serves as officer and director, on a month to month oral lease for the sum of $400 per month. Specialized Leasing considers its office space to be sufficient for its needs.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders in the past fiscal year.


PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been quoted on the over-the-counter bulletin board under the symbol "SLZG" since June, 2002.

The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year:


  Period Reported                     Average High Bid   Average Low Bid
  ---------------------------         ----------------   ---------------
  Quarter ended June 30, 2002            $  0                $    0


The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. Source of information: NASDAQ Stock Market Over-The-Counter Bulletin Board.


                                PENNY STOCK STATUS

Our common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

      - Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

      - Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

      - Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

      - The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

                                 SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of outstanding as of March 31, 2002 was 30.


                                    DIVIDENDS

No dividends have been declared or paid on the Company's common stock.


 ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS


The following discussion should be read in conjunction with Specialized Leasing's Financial Statements, including the Notes thereto.


                                 Company Overview

Specialized Leasing was organized on February 24, 2000, and has just commenced operations. Specialized Leasing is engaged in the business of leasing computer equipment to real estate professionals. Specialized Leasing's common stock is not listed on any recognized exchange or quoted on any quotation medium. There can be no assurance that its common stock will ever develop a market.

                            General Plan of Operations

Specialized Leasing is a development stage corporation, which has not just begun its planned operations of engaging in the business of leasing computer systems and accessories.

There can be no assurance that Specialized Leasing will be successful in raising any capital from this offering, which capital is essential to begin its plan of operations.

Specialized Leasing has no current material commitments. Specialized Leasing will seek to raise capital as a cash reserve, but there can be no assurance that Specialized Leasing will be successful in raising the capital it needs through sales of its common stock.

There is no contemplated product research and development costs Specialized Leasing will perform for the next twelve months.

Specialized Leasing's plan of operations over the next 12 months includes the development of its customer base and the raising of capital to fund leases, until such time as it can establish a bank line of credit. There can be no assurance that Specialized Leasing will be able to raise sufficient capital needed to sustain these operations.


                              Results of Operations

Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the year ended March 31, 2002 was $29,725, compared to a net loss of $29,427 for the comparable period of 2001. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

                         Liquidity and Capital Resources

As of March 31, 2002, we had $2,286 cash on hand and total current liabilities of $0. We have no material commitments. We believe that our current cash needs for at least the next twelve months can be met by private placements of our common However, there can be no assurance that our private placements will be successful. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended March 31, 2002 and the period ended March 31, 200& would not be meaningful.


ITEM 7. FINANCIAL STATEMENTS

Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report. Such information is incorporated herein by reference.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements among our independent accountants in the last fiscal year.

 PART III.
 ---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The members of the Board of Directors of SPECIALIZED LEASING, INC. serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of Specialized Leasing are as follows:

George R. White,   52..............Director, President, CEO & CFO

Robert T. Yarbray, 58..............Director, Secretary

James S. Keating,  64..............Director, Vice President

Russell Nordstrom, 48..............Director

Brent Wipp,        38 .............Director

George R. White, CPA. Mr. White is President, Chief Executive Officer and Chief Financial Officer of Specialized. He will be responsible for all affairs of Specialized, including accounting. Mr. White is a graduate of the University of British Columbia and has been a Chartered Accountant in Canada for the past twenty-six years, fifteen of those years as Vice President of Finance of Cooper Market Ltd., the largest supermarket chain in the interior of British Columbia. He left that position in August of 2000 to work full time as CEO of Specialized Leasing, Inc. He and his wife reside full time in Indian Wells, California.

Robert T. Yarbray. Mr. Yarbray is Secretary of Specialized. Mr. Yarbray is a licensed California Real Estate Broker. For the past eight years he has owned and operated, RTY Investment Properties in Bermuda Dunes, California. Educated in Business Administration and Marketing, he brings thirty-seven years of management experience to Specialized. He and his wife also reside in Indian Wells, California.

James S. Keating. Mr. Keating, Director, is a career officer and pilot in the USAF, with combat and high-level staff experience, Colonel Keating retired after 26 years service. He then spent 13 years with Northrop Corporation as Director of International Marketing and Manager of Customer Relations for their Aircraft Division. Following his second retirement, Colonel Keating formed his own company "Jay Stanley Sales and Marketing" and for the past six years has successfully consulted on international fighter aircraft sales. He did his undergraduate work at the University of Nebraska, Omaha and holds a MBA from Golden Gate University. He is a graduate of the Air War College. He also resides in Indian Wells, California.

Michael Campbell. Mr. Campbell, Director, is a full time Real estate Broker, C.R.S. in Arizona with sixteen years experience in management with Coldwell Banker Success, Southwest, Tucson. He graduated with honors from Regis University, Denver, CO in 1967 earning a BA in English Literature and Philosophy. Postgraduate honors were earned at California State University, Northridge, Master of Arts, 1974 and the University of Arizona, Tucson, Master of Fine Arts, 1984.

Russell Nordstrom. Mr. Nordstrom, Director, is President of National Investors Council, LLC(NIC) a private investor relations company. NIC was formed in 1987, and represents small public companies both on the Bulletin Board, NASDAQ, and American Stock Exchanges.

Mr. Nordstrom attended Franklin College in Indiana where in 1973 he earned a Bachelor of Arts degree in Journalism. He earned his Masters degree in 1981. Mr. Nordstrom's investment newsletter, Skip Nordstrom's Growth Stock Newsletter, can be seen on the Internet.

Brent Wipp. Mr. Wipp, Director, is the comptroller of Alpine Credits Ltd. of Surrey, B.C. Alpine Credits Ltd. is a home equity loan company that also owns other loan companies in Canada. He has extensive education in Mortgage Lending and Mortgage Brokerage and is an alumnus of the University of British Columbia. He has sixteen years experience managing both large and small loan and leasing accounts. Mr. Wipp is currently a licensed Mortgage Broker. He remains employed by Alpine Credits, Ltd., in British Columbia and Alberta, Canada.

Item 10. EXECUTIVE COMPENSATION

Specialized Leasing has made no provisions for cash compensation to its officers and directors and no compensation for management's services for the first year of operation. No salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any executive officers during the last fiscal year.

EMPLOYMENT AGREEMENTS

Specialized Leasing has not entered into any employment agreements with any of its employees, and employment arrangements are all subject to the discretion of Specialized Leasing's board of directors.

The following table summarizes the compensation Specialized has paid to its Chief Executive Officer and all other executive officers for services rendered up to the period ended March 31, 2002. No salaries were paid during the past fiscal year, and there were no grants of options or SAR grants given to any executive officers during the past fiscal year.

                               Annual Compensation

Name and Position            Salary      Bonus     Deferred
-----------------            ------      -----      ------

George White                   0          0          0
James Keating                  0          0          0
Michael Campbell               0          0          0
Russell Nordstrom              0          0          0
Brent Wipp                     0          0          0


 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of Specialized Leasing, Inc. as of the date of this disclosure(1), by (I) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of our directors and executive officers, and
(iii) all directors and executive officers as a group.

                          Shares            Percent     Percent
                          Beneficially      Before      After
                          Owned             Offering    Offering
                          ------------      --------    --------
Name and Address
of Beneficial Owner
-------------------
George White               3,625,000         18.13%       14.5%
75370 Fairway Drive
Indian Wells, CA 92210

Robert T. Yarbray          3,625,000         18.13%       14.5%
46280 Manitou Drive
Indian Wells, CA 92210

Michael Campbell             100,000           0.5%         4%
5119 Moonstone Dr.
Tucson, AZ 85750

Russell Nordstrom            100,000           0.5%         4%
1501 Westcliff #305
Newport Beach, CA 92660

James Keating                100,000           0.5%         4%
75582 Debbie Lane
Indian Wells, CA 92210
Brent Wipp                   100,000           0.5%         4%

Franklin Scivally          3,625,000         18.13%      14.5%
200 S. Hampton Hill Ct.
Tucson, AZ 85748

Donald Smallman            3,625,000         18.13%      14.5%
11337 West Olive Drive
Avondale, AZ 85323

James Rather               2,000,000            10%         8%
route 2, Box 9-A
Oliver Springs, TN 37840

Agata Gotova*              2,000,000           10%         8%
1119 Harbor Hills Lane
Santa Barbara, CA 93109

Directors as a Group       7,650,000         38.26%     30.6%


*Agata Gotova is the wife of our counsel, Kenneth Eade


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our offices from Desert Corporate Services, a company whose management and ours includes Robert T. Yarbray. We have not entered into any other related party transactions during the last fiscal year.


ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Financial Statements (included in Part II of this Report):

  Report of Independent Certified Public Accountant
  Financial Statements
  Balance Sheets
  Statement of Loss And Accumulated Deficit
  Statements of Cash Flows
  Statements of Stockholder's Equity
  Notes to Consolidated Financial Statements

  (b) Reports on Form 8-K:

  (c) Exhibits
      None

 FINANCIAL STATEMENTS

 Report of Independent Certified Public Accountant dated
 Financial Statements
 Balance Sheets
 Statement of Loss and Accumulated Deficit
 Statements of Stockholder's Equity

 Statements of Cash Flows
 Notes to Financial Statements

                        ---------------------------------

                           Independent Auditor's Report



Board of Directors and Stockholders
SPECIALIZED LEASING, INC.

We have audited the accompanying balance sheet of SPECIALIZED LEASING, INC. (a development stage company) as of March 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPECIALIZED LEASING, INC. as of March 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 7, the Company is in development stage and has limited assets, limited working capital, and has sustained losses during its development stage which together raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rogelio G. Castro
Certified Public Accountant

Oxnard, California
July 8, 2002

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                                 Balance Sheets


                                                       March 31,
                                                  2002          2001
                                                 ------        ------
ASSETS
Current Assets:
  Cash                                          $2,286        $30,000
  Lease Receivable                               2,581          2,079
  Loan Receivable                               13,830         21,330
  Prepaid Expenses                               4,200          1,500
  Deposit                                       25,355         12,000
                                                 ------        ------
    Total Current Assets                        48,252         66,909
                                                 ------        ------
Non-current Assets:
  Equipment (net)                                  253            304
  Lease Contracts                               54,343         56,860
    Total Non-current Assets                    54,596         57,164

TOTAL ASSETS                                  $102,848       $124,073

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
                                                     -              -
    Total Current Liabilities                        -              -
Stockholders' Equity (Deficit):
 Common stocks , $.001 par value
  Authorized shares; 50,000,000
  Issued and outstanding shares; 20,009,000 and 20,000,000 respectively

Paid in capital                                275,500        269,000
Subscriptions receivable                       (94,500)       (96,500)
Deficit accumulated during
 the devolvement stage                         (78,152)       (48,427)

Total Stockholders' Equity (Deficit)           102,848        124,073

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)               $102,848       $124,073

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                                Income Statement
                        For the period February 24, 2000
                       (inception) through March 31, 2002


                                For the      For the      February 24, 2000
                                year ended   year ended  (inception)
                                March 31,    March 31,    through
                                2002         2001         March 31, 2002
                                ----------   ----------   ------------------
Income                           $ 9,958      $5,330        $   9,958
      Total  Income                9,958       5,330            9,958

Operating Expenses
    General and Administrative    39,683      34,757           88,110
                                ----------   ----------   ------------------
      Total Expenses              39,683      34,757           88,110
                                ----------   ----------   ------------------
Net income (loss)               $(29,725)   $(29,427)       $ (78,152)
                                ==========   ==========   ==================
Basic Loss Per Share            $  (0.00)     $(0.00)
                                ==========   ==========



                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                                   Cash Flow
                  For the period February 24, 2000 (inception)
                             through March 31, 2002


                                               March 31,       March 31,
                                               2002            2001
                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                     $(29,725)      $(29,427)
  Stocks issued for services                          -              -
  Depreciation                                       51             51
  Lease payment receivable                         (502)        (2,079)
  Loans receivable                                7,500        (21,330)
  Deposit on equipment                          (13,355)       (12,000)
  Prepaid expenses                               (2,700)        (1,500)
                                               ---------       ---------
NET CASH USED BY OPERATING ACTIVITIES           (38,731)       (66,285)
                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Equipment purchase                                              (355)
                                               ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES                             (355)
                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Lease contracts receivable                      2,517        (56,860)
  Common stocks sold                              6,500        153,500
  Stocks subscription receivable                  2,000              -
                                               ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES        11,017         96,640
                                               ---------       ---------
INCREASE (DECREASE) IN CASH                     (27,714)        30,000

BEGINNING CASH                                   30,000              -
                                               ---------       ---------
ENDING CASH                                      $2,286        $30,000
                                               =========       =========




                           Specialized Leasing, Inc.
                         (A Development Stage Company)
              Statement of Stockholders' Equity (Deficit)
                 For the period  February 24, 2000 (inception)
                             through March 31, 2002

                               Number                                                 Deficit
                               of            Common         Paid      Stock           Accumulated
                               Shares        Stock          In        Subscription    During
                               Outstanding   at Par Value   Capital   Receivable      Development
                                                                                      Stage
                               -----------   ------------   -------   ------------   ------------
Stock issued at inception
 for services                  19,000,000    $  19,000       $   -     $      -        $     -

Net loss - March 31, 2000
Balance at March 31, 2000      19,000,000       19,000           -            -              -

Stock issued for cash             614,000          614     152,886

Common stock subscribed           386,000          386      96,114      (96,500)

Net loss - March 31, 2001                                                              (48,427)
Balance at March 31, 2001      20,000,000       20,000     249,000      (96,500)       (48,427)

Reduction of Stock subscription                                           2,000

Stock issued for cash               5,000           50       2,450

Stock issued for cash               4,000            4       3,996

Net loss - March 31, 2002                                                              (29,725)

Balance at March 31, 2002      20,009,000    $  20,054    $ 255,446   $ (94,500)      $(78,152)

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                  Notes to Financial Statements March 31, 2002

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

NOTE  2.  SIGNIFICANT ACCOUNTING POLICIES
The Company uses the accrual method of accounting. Revenues and directly related expenses are recognized in the period when lease contracts are entered into with customers. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents. Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of March 31, 2002, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight-line method for reporting purposes and for tax purposes. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Year-end: The fiscal year-end of the company is March 31st.

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

NOTE 4.  PROPERTY AND EQUIPMENT

The Company capitalizes the purchased and fixtures for major purchases in excess of $300 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation. The following is a summary of property and equipment at cost, less accumulated depreciation:

Furniture and equipment                               $355
Less accumulated depreciation                       (  102)
                                                      ----
  Total                                               $253
                                                      ====

NOTE 5.  RELATED PARTY TRANSACTIONS
The Company issued shares of common stocks in lieu of cash to officers for services rendered related as related to the formation of the Company during the period from inception February 24, 2000 through March 31, 2000. The shares were issued at par value.

The Company leases its administrative offices on a month-to-month basis from an officer of the company. Total rent expense for the year ended March 31, 2002 was $11,000.

NOTE 6.  FUTURE  MINIMUM LEASE PAYMENTS
Future minimum lease payments to be received by the Company on the direct finance leases as of March 31, 2002 are as follows:

               Years Ending  March 31,
                             2003      $36,852
                             2004       17,486
                             2005        1,274
                                        -------
     Total                             $55,973
                                        =======

NOTE 7.  GOING CONCERN

The Company incurred a net loss from operations of $29,725 for the year ended March 31, 2002 and has accumulated deficit of $78,152 during its development stage period. These factors raise substantial doubt about the Company's ability to continue as going concern. The Company seeks to raise operating capital through private and public placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.

NOTE 8.  INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses since its inception on February 24, 2000 through March 31, 2002 resulting in a deferred tax asset.

                                    SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SPECIALIZED LEASING, INC.

 Robert T. Yarbray
 -----------------------------------------
 ROBERT T; YARBRAY, President and Director
 Date: June 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 George R. White
 -----------------------------------------
 George R. White, Chief Financial Officer
 Date: June 26, 2002


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

James Keating
------------------------------------
JAMES KEATING, Director
Date: June 26, 2002

Michael Campbell
------------------------------------
MICHAEL CAMPBELL, Director
Date: June 26, 2002

Russell Nordstrom
------------------------------------
RUSSELL NORDSTROM, Director
Date: June 26, 2002


Brent Wipp
------------------------------------
BRENT WIPP, Director
Date: June 26, 2002