Form 10-Q
period 2002-06-30
SPECIALIZED LEASING INC
filed 2002-08-13
CIK 1127242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  [X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For Quarter Ended: June 30, 2002

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

As of June 30, 2002, the Registrant had a total of shares of 20,068,000 common stock issued and outstanding.

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                                Balance Sheet


ASSETS                                         March 31,     June 30,
                                                2002            2002
                                             -------------    ---------
                                              (Unaudited)
Current Assets:
  Cash in banks                              $     2,286      $    402
  Lease payments receivable                        2,581         2,581
  Loan receivable                                 13,830        13,830
   Prepaid expenses                                    0         4,200
  Deposit on equipment                            25,355        25,355
                                                 --------     ---------
    Total Current Assets                          48,252        46,368

Non-current assets:

Property and Equipment (net)                         253           253
Lease contracts                                   54,343        49,263
                                                ---------    ----------
Total Non-current assets                          54,596        49,516

TOTAL ASSETS                                   $ 102,848     $  95,884
                                               =========     =========

LIABILITIES & STOCKHOLDERS' EQUITY

 Current Liabilities                                  -             -
                                               ---------     ---------
 Total Current Liabilities                            -             -

Stockholders' Equity:
  Common stocks, $.001 par value
Authorized shares-50,000,000
 Issued and outstanding
  shares-20,005,000 at March 31, 2002
 and 20,009,000 at June 30, 2002               $             $
  Paid in capital                                275,500      275,500
  Stock subscription receivable                 ( 94,500)     (94,500)
  Deficit accumulated during the
  Development stage                             ( 78,152)     (85,116)
                                              ----------     -----------
  Total Stockholders' Equity (Deficit)           102,848       95,884

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $ 102,848     $ 95,884
                                               =========     =========

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                            Statement of Operations



                                       For the three
                                       months ended
                                          June 30,
                                      2001       2002
                                     ------     ------
                                  (Unaudited)(Unaudited)
Income
  Lease payment                 $  2,085      $ 1,779
 Other income                        453            -
                                   ------      -------
      Total  Income                2,538        1,779

Operating Expenses
 General and
  administrative expenses          9,247        8,743
  Income taxes                       800            0
                                 ---------    --------
      Total Expenses              10,047        8,743

Net income (loss)               $( 7,509)     $(6,964)
                                =========     =========

Basic earnings (loss)
 per share                      $ (0.00)      $ (0.00)
                                =========   =========

Weighted average shares
 outstanding                  19,000,000    20,068,000
                              ==========    ==========

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                           For the three months ended


                                                        June 30,
                                                  2001           2002
                                                 ------         ------
                                               (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $ (  7,509)     $ ( 6,964)

Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation                                         -              -

Lease payment receivable                             846              -
   Loan receivable                                 7,500              -
   Deposit on equipment                         ( 15,500)             -
   Prepaid expenses                             (  1,300)             -

NET CASH USED BY OPERATING ACTIVITIES           ( 22,083)      (  6,964)
CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment purchase                                  -              -
CASH FLOWS FROM FINANCING ACTIVITIES
  Lease contract receivable                     (  4,864)          5,090
  Stocks issued for cash                           2,500
  Stock subscriptions receivable                   2,000              -


NET CASH PROVIDED BY FINANCING ACTIVITIES       (   364)           5,090

INCREASE (DECREASE) IN CASH                      (22,247)         (1,884)

BEGINNING CASH                                    30,000           2,286
ENDING CASH                                   $    7,553       $     402
                                                  =======        ========

                                Specialized Leasing, Inc.
                              (A Development Stage Company)
                            Statement of Stockholders' Equity



                               Number         Additional
                               of             Common       Paid
                               Shares         Stock at     in
                               Outstanding    Par Value    Capital  (Deficit)
                               -----------    ----------   -------   ---------

Balance February 24, 2000              -      $       -   $    -   $      -

Stocks issued for services    19,000,000         19,000

Net loss March 31, 2000                                              (19,000)
                              ----------        -------    -------   ---------
Balance March 31, 2000        19,000,000         19,000        -     (19,000)

Stock issued for cash            614,000            614   152,886

Common stocks subscribed         386,000            386    96,114

Net loss March 31, 2001                                              (48,427)
                              -----------       -------   --------   ---------
Balance March 31, 2001        20,000,000         20,000   249,000    (48,427)

Reduction of stock
    Subscriptions
 Stock issued for cash             5,000             50     2,450
 Stock issued for cash             4,000              4     3,996

Net loss March 31, 2002                                             ( 29,725)
                             ------------       -------   -------   ----------

Balance at March 31, 2001     20,009,000         20,054   255,446

Net loss June 30, 2002                                               ( 6,964)
                            ------------       --------  --------   ---------


Balance at Sep 30, 2001       20,009,000         20,054  $255,446   $(85,116)
                              ==========        ======== =========   =======




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

Loss per share: Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 ?Earnings Per Share?. Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of June 30, 2002, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculation.

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

NOTE 6.  FUTURE  MINIMUM LEASE PAYMENTS

Future minimum lease payments to be received by the Company on the direct finance leases as of June 30, 2002 are as follows:

Years Ending  March 31, 2002                $   14,921
      2003                                      26,041
      2004                                      20,506
      2004                                       9,881
                                            -----------
           Total                             $  71,349

NOTE 7:  INCOME TAXES

The company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses from its inception on February 24, 2000 through June 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $ -0- income taxes, except for minimum California tax of $800 for the current fiscal year.

ITEM 2: MANAGEMENT'S DISCUSSIO"N AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had minimal revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock. The net loss for the 3 months ended June 30, 2002 was $6,964, compared to a net loss of $7,509 for the same period of 2001. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of June 30, 2002, we had $402 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended June 30, 2001 and the period June 30, 2002 would not be meaningful.


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

                                 SPECIALIZED LEASING

August 13, 2002             By:      George White
                                     --------------------------------
                                     George White, President