Form 10QSB/A
period 2002-06-30
SPECIALIZED LEASING INC
filed 2002-08-19
CIK 1127242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1 TO
                                  FORM 10-QSB

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
                                               =========     =========

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                            Statement of Operations



                                       For the three
                                       months ended
                                          June 30,
                                      2001       2002
                                     ------     ------
                                 (Unaudited)  (Unaudited)
Income
  Lease payment                 $  2,085      $ 1,779
 Other income                        453            -
                                   ------      -------
      Total  Income                2,538        1,779

Operating Expenses
 General and
  administrative expenses          9,247        8,743
  Income taxes                       800            0
                                 ---------    --------
      Total Expenses              10,047        8,743

Net income (loss)               $( 7,509)     $(6,964)
                                =========     ========

Basic earnings (loss)
 per share                      $ (0.00)      $ (0.00)
                                =========     ========

Weighted average shares
 outstanding                  19,000,000    20,068,000
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

                                 SPECIALIZED LEASING

August 13, 2002             By:      George White
                                     --------------------------------
                                     George White, President

CERTIFICATION

We hereby certify that the foregoing report fully complies with the requirements of Sections 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly represents, in all material respects, the financial condition and results of operations of the company.


Dated:    August 19, 2002               By:     George White
                                                ------------------------------
                                                George White, President




Dated: August 19, 2002                  By:  George White
                                             -----------------------------
                                             George White, C.F.O.