Form 10QSB
period 2002-09-30
SPECIALIZED LEASING INC
filed 2002-11-18
CIK 1127242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  [X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For Quarter Ended: September 30, 2002

                                       or

   [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        Commission File No.  333-1127242



                            SPECIALIZED LEASING, INC.
             (Exact name of registrant as specified in its charter)


         Nevada                                        33-0895699
-------------------------------                 -------------------------
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)


                          79811 "A" Country Club Drive
                        Bermuda Dunes, California 92201
                                 (800) 929-6147
     ----------------------------------------------------------------------
    (Address of Principal Executive Office and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

As of September 30, 2002, the Registrant had a total of shares of 20,009,200 common stock issued and outstanding.

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                                Balance Sheet


ASSETS                                         March 31,     September 30,
                                                2002            2002
                                             -------------    ---------
                                                             (Unaudited)
Current Assets:
  Cash in banks                              $     2,286      $  1,347
  Lease payments receivable                        2,581         2,581
  Loan receivable                                 13,830         6,283
   Prepaid expenses                                    0         4,200
  Deposit on equipment                            25,355             -
                                                 --------     ---------
    Total Current Assets                          48,252        14,411

Non-current assets:

Property and Equipment (net)                         253           253
Lease contracts                                   54,343        79,241
                                                ---------    ----------
Total Non-current assets                          54,596        79,494

TOTAL ASSETS                                   $ 102,848     $  93,905
                                               =========     =========

LIABILITIES & STOCKHOLDERS' EQUITY

 Current Liabilities                                  -             -
                                               ---------     ---------
 Total Current Liabilities                            -             -

Stockholders' Equity:
  Common stocks, $.001 par value
Authorized shares-50,000,000
 Issued and outstanding
  shares-20,005,000 at March 31, 2002
 and 20,009,200 at September 30, 2002         $             $
  Paid in capital                                275,500      275,500
  Stock subscription receivable                 ( 94,500)     (94,500)
  Deficit accumulated during the
  Development stage                             ( 78,152)     (87,095)
                                              ----------     -----------
  Total Stockholders' Equity (Deficit)           102,848       93,905

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $ 102,848     $ 93,905
                                               =========     =========

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                            Statement of Operations



                                       For the three
                                       months ended
                                       September 30,
                                    2001            2002
                                  -----------    -----------
                                  (Unaudited)    (Unaudited)
Income
  Lease payment                  $     2,733     $    2,332
 Other income                              -              -
                                  -----------    -----------
      Total  Income                    2,733          2,332

Operating Expenses
 General and
  administrative expenses              8,853          4,311
  Income taxes                             -              0
                                  -----------    -----------
      Total Expenses                   8,853          4,311

Net income (loss)                $   ( 6,120)    $   (1,979)
                                  ===========    ===========

Basic earnings (loss)
 per share                       $     (0.00)    $    (0.00)
                                  ===========    ===========
Weighted average shares
 outstanding                      19,000,000     20,009,200
                                   ==========    ===========

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                              For the three months ended
                                                     September 30,
                                                  2001           2002
                                               ----------     ----------
                                               (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $ ( 13,269)     $  ( 1,979)

Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation                                         -               -

Lease payment receivable                             846               -
   Loan receivable                                 7,500           7,547
   Deposit on equipment                         ( 15,500)        (25,355)
   Prepaid expenses                              ( 1,300)              -

NET CASH USED BY OPERATING ACTIVITIES           ( 22,083)       ( 30,923)
CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment purchase                                  -               -
CASH FLOWS FROM FINANCING ACTIVITIES
  Lease contract receivable                     (  4,864)        (29,978)
  Stocks issued for cash                           2,500
  Stock subscriptions receivable                   2,000               -

                                               ----------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES       (   364)         (29,978)

INCREASE (DECREASE) IN CASH                      (22,247)            945

BEGINNING CASH                                    30,000             402
ENDING CASH                                   $    7,553      $    1,437
                                               ==========     ==========

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity


                               Number         Additional
                               of             Common       Paid
                               Shares         Stock at     in
                               Outstanding    Par Value    Capital  (Deficit)
                               -----------    ----------   -------   ---------

Balance February 24, 2000              -      $       -    $    -   $      -

Stocks issued for services    19,000,000         19,000

Net loss March 31, 2000                                              (19,000)
                              ----------        -------    -------   ---------
Balance March 31, 2000        19,000,000         19,000         -    (19,000)


Stock issued for cash            614,000            614   152,886


Common stocks subscribed         386,000            386    96,114

Net loss March 31, 2001                                              (48,427)
                              -----------       -------   --------   ---------
Balance March 31, 2001        20,000,000         20,000   249,000    (48,427)

Reduction of stock
  Subscriptions
 Stock issued for cash             5,000             50     2,450

 Stock issued for cash             4,000              4     3,996

Net loss March 31, 2002                                             ( 29,725)
                             ------------       -------   -------   ----------

Balance at March 31, 2001     20,009,000         20,054   255,446

Net loss June 30, 2002                                               ( 6,964)
                             ------------       -------   -------   ----------
Balance at June 30, 2002      20,009,000         20,054  $255,446   $(85,116)
                             ------------       -------   -------   ----------
Net loss- September 30, 2002                                         ( 1,979)
                             ------------       -------   -------   ----------

Balance at Sep 30, 2002       20,009,000         20,054  $255,446   $(87,095)
                              ==========        =======  =========  =========

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

Loss per share: Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 ?Earnings Per Share?. Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of September 30, 2002, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculation.

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

The following is a summary of property and equipment at cost, less accumulated depreciation:

      Furniture and equipment                                $355
      Less accumulated depreciation                          ( 51)
                                                            -------
                       Total                                 $253


NOTE 5.  RELATED PARTY TRANSACTIONS

The Company issued shares of common stocks in lieu of cash to officers for services rendered related as related to the formation of the Company during the period from inception February 24, 2000 through March 31, 2000. The shares were issued at par value.

NOTE 6.  FUTURE  MINIMUM LEASE PAYMENTS

Future minimum lease payments to be received by the Company on the direct finance leases as of September 30, 2002 are as follows:

Years Ending
      2003                                  $   30,503
      2004                                      17,486
      2005                                       1,274
                                            -----------
            Total                           $   71,349

NOTE 7: GOING CONCERN

The Company incurred a net loss from operations of $1,979 for the quarter ended September 30, 2002 and has accumulated deficit of $87,095 during its development stage period. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company seeks to raise operating capital through the sale of stock registered on Form SB-2 with the

S.E.C., but there can be no assurance that such offering will be successful.

NOTE 8:  INCOME TAXES

The company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses from its inception on February 24, 2000 through September 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $ -0- income taxes, except for minimum California tax of $800 for the current fiscal year.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Due to the downtrend of the economy and market conditions, the company has been unable to reach the milestones described in its business plan due to a lack of capital. The Company continues to seek methods of financing its operations and plan of operations, including the sale of common stock.

Results of Operations

Since inception, we have had minimal revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock. The net loss for the 3 months ended September 30, 2002 was $1,979, compared to a net loss of $2,733 for the same period of 2001. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of September 30, 2002, we had $1,347 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended September 30, 2001 and the period September 30, 2002 would not be meaningful.


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

                                 SPECIALIZED LEASING

November 12, 2002             By:    George White
                                     --------------------------------
                                     George White, President

In connection with the quarterly report of Specialized Leasing, Inc., (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, George White certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.



Dated: November 12, 2002                    By: George White
                                                ------------------------------
                                                George White, Chief Executive
                                                Officer



Dated: November 12, 2002                    By:   George White
                                             -----------------------------
                                             George White, Chief Financial
                                             Officer