Form 10QSB
period 2002-12-31
SPECIALIZED LEASING INC
filed 2003-02-18
CIK 1127242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  [X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For Quarter Ended: December 31, 2002

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

As of December 31, 2002, the Registrant had a total of shares of 20,009,200 common stock issued and outstanding.

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                                Balance Sheet


ASSETS                                         March 31,     December 31,
                                                2002            2002
                                             -------------    ---------
                                                              (Unaudited)
Current Assets:
  Cash in banks                              $     2,286      $    114
  Lease payments receivable                        2,581         2,581
  Loan receivable                                 13,830        14,713
   Prepaid expenses                                    0         4,200
  Deposit on equipment                            25,355             -
                                                 --------     ---------
    Total Current Assets                          48,252        21,608

Non-current assets:

Property and Equipment (net)                         253           253
Lease contracts                                   54,343        70,811
                                                ---------    ----------
Total Non-current assets                          54,596        71,064
                                                ---------    ----------

TOTAL ASSETS                                   $ 102,848     $  92,672
                                               =========     =========

LIABILITIES & STOCKHOLDERS' EQUITY

 Current Liabilities                                  -             -
                                               ---------     ---------
 Total Current Liabilities                            -             -

Stockholders' Equity:
  Common stocks, $.001 par value
Authorized shares-50,000,000
 Issued and outstanding
  shares-20,005,000 at March 31, 2002
 and 20,009,200 at December 31, 2002         $             $
  Paid in capital                                275,500      275,500
  Stock subscription receivable                 ( 94,500)     (94,500)
  Deficit accumulated during the
  Development stage                             ( 78,152)     (78,152)
                                              ----------     -----------
  Total Stockholders' Equity (Deficit)           102,848      102,868
                                              ----------     -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $ 102,848     $102,868
                                               =========     =========

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                            Statement of Operations



                                       For the three
                                       months ended
                                       December 31,
                                      2001       2002
                                     ------     ------
                                  (Unaudited)(Unaudited)
Income
  Lease payment                 $  2,206      $ 2,996
 Other income                          -            -
                                   ------      -------
      Total  Income                2,206        2,996

Operating Expenses
 General and
  administrative expenses         16,223        4,229
  Income taxes                         -            0
                                 ---------    --------
      Total Expenses              11,223        4,229

Net income (loss)               $( 9,017)     $(1,233)
                                =========     =========

Basic earnings (loss)
 per share                      $ (0.00)      $ (0.00)
                                =========   =========

Weighted average shares
 outstanding                  20,000,133    20,009,200
                              ==========    ==========

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                           For the three months ended


                                                      December 31,
                                                  2001           2002
                                                 ------         ------
                                               (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $ ( 22,646)     $ ( 1,233)

Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation                                         -             -

Lease payment receivable                             502             -
   Loan receivable                                 7,500             -
   Deposit on equipment                         ( 10,300)       ( 7,197)
   Prepaid expenses                              ( 4,300)            -
                                                 --------        -------
NET CASH USED BY OPERATING ACTIVITIES           ( 30,256)      ( 7,197)
CASH FLOWS FROM INVESTING ACTIVITIES
   Equipment purchase                                  -              -
CASH FLOWS FROM FINANCING ACTIVITIES
  Lease contract receivable                     ( 5,610)       ( 8,430)
  Stocks issued for cash                           6,500
  Stock subscriptions receivable                   2,000              -
                                                ---------         --------

NET CASH PROVIDED BY FINANCING ACTIVITIES       ( 2,890)        (8,430)

INCREASE (DECREASE) IN CASH                      (27,366)       (1,233)

BEGINNING CASH                                    30,000         1,347
ENDING CASH                                   $    2,634       $   114
                                                  =======        ========

                                Specialized Leasing, Inc.
                              (A Development Stage Company)
                            Statement of Stockholders' Equity



                               Number         Additional
                               of             Common       Paid
                               Shares         Stock at     in
                               Outstanding    Par Value    Capital  (Deficit)
                               -----------    ----------   -------   ---------

Balance February 24, 2000              -      $       -   $    -   $      -

Stocks issued for services    19,000,000         19,000

Net loss March 31, 2000                                              (19,000)
                              ----------        -------    -------   ---------
Balance March 31, 2000        19,000,000         19,000        -     (19,000)

Stock issued for cash            614,000            614   152,886

Common stocks subscribed         386,000            386    96,114

Net loss March 31, 2001                                              (48,427)
                              -----------       -------   --------   ---------
Balance March 31, 2001        20,000,000         20,000   249,000    (48,427)

Reduction of stock
    Subscriptions
 Stock issued for cash             5,000             50     2,450
 Stock issued for cash             4,000              4     3,996

Net loss March 31, 2002                                             ( 29,725)
                             ------------       -------   -------   ----------

Balance at March 31, 2001     20,009,000         20,054   255,446

Net loss June 30, 2002                                               ( 6,964)
                            ------------       --------  --------   ---------
Balance at June 30, 2002 20,009,000           20,054 $255,446    $(85,116)
                         ----------          ------   --------     ---------
Net loss- Sep. 30, 2002                                         ( 1,979)
                         ---------      -------  --------     ---------

Balance at Sep 30, 2002       20,009,000         20,054  $255,446   $(87,095)
                         ----------          -------  --------     ----------
Net loss-Dec. 31, 2002                                         ( 1,233)

Balance at Dec. 31, 2002 20,009,000          20,054   $255,446   $(88,328)
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

Loss per share: Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 Earnings Per Share. Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2002, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculation.

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

The Company leases its executive officers on a month to month basis from an officer of the company. Total rent expense for the three month period ended December 31, 2002 was $2,400.

NOTE 6.  FUTURE  MINIMUM LEASE PAYMENTS

Future minimum lease payments to be received by the Company on the direct finance leases as of December 31, 2002 are as follows:

Years Ending
      2003                                  $   30,503
      2004                                      17,486
      2005                                       1,274
                                            -----------
           Total                             $  49,623

NOTE 7: GOING CONCERN

The Company incurred a net loss from operations of $1,979 for the quarter ended December 31, 2002 and has accumulated deficit of $87,095 during its development stage period. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company seeks to raise operating capital through private and public placements of its common stock. However, there can be no assurance that such offerings will be successful.

NOTE 8:  INCOME TAXES

The company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses from its inception on February 24, 2000 through December 31, 2002 resulting in a deferred tax asset.










































ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Due to the downtrend of the economy and market conditions, the company has been unable to reach the milestones described in its business plan due to a lack of capital. The Company continues to seek methods of financing its operations and plan of operations, including the sale of common stock.

Results of Operations

Since inception, we have had minimal revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock. The net loss for the 3 months ended December 31, 2002 was $1,233, compared to a net loss of $9,017 for the same period of 2001. Management attributes the difference to a lack of operating

Liquidity and Capital Resources

As of December 31, 2002, we had $114 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended December 31, 2001 and the period December 31, 2002 would not be meaningful.


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

                                 SPECIALIZED LEASING

February 17, 2002             By:    Franklin Scivally
                                     --------------------------------
                                     Franklin Scivally, President

 In connection with the quarterly report of Specialized Leasing, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, Franklin Scivally and George White certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.



Dated: February 17, 2002                    By: Franklin Scivally
                                                ------------------------------
                                                Franklin Scivally, President



Dated: February 17, 2002                    By:   George White
                                             -----------------------------
                                             George White, Chief Financial
                                             Officer