Form 10KSB
period 2003-03-31
SPECIALIZED LEASING INC
filed 2003-07-15
CIK 1127242

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2003

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


101 Pantano Road
Tuscon, Arizona
                                                                  85701
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

The issuer's revenues for the Fiscal Year ended March 31, 2003 were $9,281.
The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of March 31, 2003, as determined by reference to the bid price of the issuer's common stock as quoted on the over-the counter bulletin board, was approximately $20,442,650.
                                                                             1
As at March 31, 2003, there were 20,442,650 shares of the issuer's common stock outstanding.

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

PART II
------
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

PART III
--------
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



                                                                             2
PART 1
------

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


ITEM 1.   DESCRIPTION OF BUSINESS

Corporate Development

Specialized Leasing, Inc. is a Nevada corporation formed February 24, 2000, having its principal office located at 1601 East Flamingo Road, Suite 18, Las Vegas, Nevada, and principal executive offices at 101 Pantano Road, Tuscon, Arizona 85710; telephone: (520) 885-9207. Specialized has tested its plan of operations to lease computer systems and accessories to professionals in select fields, and is now seeking capital and strategic relationships to accomplish its objectives. For the past year, Specialized has lacked sufficient capital to reach its goals, and has sought reverse merger opportunities. However, the company has recently changed its management and has discovered new opportunities which management believes will enable it to accomplish its objectives, given the availability of operating capital.

The beginning emphasis will be leasing to Real Estate professionals, then to Dentists and Doctors. Specialized has an exclusive agreement with affiliate Casa De Computers, Inc., to supply products to its lease customers at wholesale prices currently available to Casa De Computers. Casa De Computers, Inc. has also agreed to refer lease customers to Specialized.

Recent Developments

In the fourth quarter of the last fiscal year, we effected a change of management and a 1-10 reverse stock split. In January, 2003, our directors and officers resigned, and were replaced with new management. New management has developed new contacts and opportunities for operations, public relations and raising capital, but there can be no assurance that these new goals will be effected.


BUSINESS

In General

Specialized Leasing, Inc. is a company specializing in leasing equipment to a specialized or select clientele. The company is supporting the legal, medical and real estate professional with high quality computer hardware and software so they can forget about shopping, understanding and buying the latest version
                                                                             3
of computer peripherals and concentrate on their business, Specialized Leasing will keep them abreast of the latest changes and support them with their hardware needs. Specialized Leasing will also perform training and on-site maintenance through its hardware and software affiliates. In short, Specialized Leasing, Inc. takes the hardware burden from these professionals and supports them with one stop shopping and support for all their electronic and computer equipment.

Operations

Specialized Leasing, Inc. specializes in leasing information processing and communications equipment, principally to established, creditworthy customers, primarily in the real estate profession. Specialized's leasing activities will be conducted primarily through equipment wholesalers, such as Casa De Computers.

The relationship with Casa De Computers is limited to the purchase of computer hardware, to include desktop and notebook computers, printers, scanners, digital cameras and PDA's, for the fulfillment of leases to the Real Estate community. There are no incentives, overrides or profit sharing schemes in place, rather an agreement to buy quality hardware at the best possible price from Casa De Computers in order to service our lease clients.


Casa De Computers warrants the equipment for the full lease period and assists us in the resale of returned equipment on a basis of 50/50 of sales proceeds. The purchase arrangement with Casa De Computers and other suppliers is that Specialized will buy at supplier normal wholesale prices plus 10% and will enter into leases with customers at full or discounted retail prices based on the dollar value and terms of the lease and the type of equipment being leased. Specialized pays its suppliers either at time of delivery or, for specialized equipment, at the time the equipment is ordered from the supplier.

Leasing Procedures

A typical transaction for Specialized would take place, as follows:

The customer would receive an informational brochure from Specialized Leasing outlining the leasing programs in place and would contact Specialized who would discuss the program and refer the customer to Casa De Computers for consultation on obtaining a custom package. Once the package is agreed upon and a price established, the Casa De Computers sales representative would have the customer complete a lease application and submit to Specialized for a credit check. On obtaining a satisfactory credit report, Specialized would prepare a lease contract, contact the individual for completion and order the required equipment from Casa De Computers. Specialized would pay Casa De Computers on delivery to the customer at a price equal to regular wholesale price plus 10%. Specialized's intentions are to hold the leases for their full terms and then to either sell the equipment to the customer at the price agreed upon in the original lease documents or to resell the equipment and enter into a new lease agreement on new state of the art equipment with the customer. Specialized has an agreement with Casa De Computers for it to act as sales agent for returned equipment. Casa De Computers is responsible for marketing and selling costs and will share in the sales proceeds on a 50/50 basis.

                                                                             4
Types of Equipment

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

Products Leased

The information processing and communications equipment Specialized has purchased for lease includes desktop and laptop computers, display stations, file servers, printers, digital cameras, scanners, and palm computers. It provides personalized leasing options, fashioned to meet the needs of the professionals which it serves, primarily in the real estate sales area. Specialized Leasing provides desktop computer systems built by Casa De Computers, Inc., which include the following:

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


Lease Terms and Conditions

A majority of Specialized's lease transactions have been net leases with a specified non-cancelable lease term. These non-cancelable leases have a "hell-or-high-water" provision which requires the lessee to make all lease payments under all circumstances. A net lease requires the lessee to make the full lease
                                                                             5
payment and pay any other expenses associated with the use of equipment, such as maintenance, casualty and liability insurance, sales or use taxes and personal property taxes. The lessee also has the responsibility of obtaining the additional items required under a net lease, such as maintenance and insurance. However, many of Specialized's more creditworthy customers are permitted to self insure against equipment losses.

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

All of Specialized Leasing's competitors have greater financial resources than Specialized Leasing, which has generated small revenues, and has limited assets and experience.



                                                                             6
     Business Development

Specialized Leasing is a company founded on the idea that the customer will continue to lease from the company over and over again. Specialized will use a 14 and 16 percent lease rate, which is somewhat lower than other leasing companies, but given the fact that Specialized Leasing will use investor capital to support the leasing program, coupled with an extremely low overhead, Specialized should grow at a 10 to 15 percent rate per year and in the third year the resale of used equipment will add to this profitability. We believe that our customers will return leased equipment after the lease period and in fact it is not unlikely that a customer could lease equipment over a thirty-year period through ten to fifteen leasing cycles. Another fact that will maintain our customer base is the training and support centers that are run in conjunction with our hardware supplier, Casa De Computers, Inc.

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

The transaction process is as follows: Specialized Leasing is a preferred vendor with Coldwell-Banker Success in Arizona. Coldwell-Banker assists us in the identification of equipment needs for their agents. Currently the best mix of equipment for an agent is a desktop computer, notebook computer, printer, scanner, PDA and digital camera. The agent can add or delete items from the program to fit individual needs as defined by activity in the real estate market. Agents contact a Specialized Leasing representative and discuss their equipment needs. The representative then determines the current cost of the hardware and software by contacting a Casa De Computers sales representative. A lease quote and lease agreement are then printed for the client's review along with a credit application consenting to a credit check through Equifax Corporation. Once there is agreement on the equipment, the client signs the lease agreement and the equipment is ordered. Generally equipment is delivered in three to seven days of signing the lease agreement.

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

     Marketing

Specialized Leasing will negotiate strategic relationships with real estate brokerage firms and medical offices through its in house sales department, as well as maintain its e-commerce leasing site on the Internet. Specialized
                                                                             7
Leasing has already formed a strategic relationship with Coldwell Banker to supply its real estate brokers and salesmen with packages of office computer systems and accessories for the greater Arizona area.

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

ITEM 2. DESCRIPTION OF PROPERTY

Specialized Leasing currently maintains cash in its bank accounts, and owns its web site and domain name of www.specializedleasing.com. It leases office space from Franklin Scivally, its president, on a month-to-month oral rental agreement for the sum of $800 per month. Specialized Leasing considers its office space to be sufficient for its needs.


ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders in the past fiscal year.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been quoted on the over-the-counter bulletin board under the symbol "SLZG" from June, 2002 through January 28, 2003. Since then, it has traded under the trading symbol "SPLZ". As of March 31, 2003, there were 34 record holders of Specialized Common Stock.

The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year:


                                                                             8
  Period Reported                     Average High Bid   Average Low Bid
  ---------------------------         ----------------   ---------------
  Quarter ended June 30, 2002               $0                  $0
  Quarter ended September 30, 2002          $0                  $0
  Quarter ended December 31, 2002           $0                  $0
  Quarter ended March 31, 2003              $1.00               $1.50


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

      - The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on
                                                                             9
behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

     SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of outstanding as of March 31, 2003 was 30.


     DIVIDENDS

No dividends have been declared or paid on the Company's common stock.


 ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with Specialized Leasing's Financial Statements, including the Notes thereto.

      Company Overview

Specialized Leasing was organized on February 24, 2000, and has recently commenced operations. Specialized Leasing is engaged in the business of leasing computer equipment to real estate professionals.

      General Plan of Operations

Specialized Leasing is a development stage corporation, which has recently begun its planned operations of engaging in the business of leasing computer systems and accessories. For the past fiscal year, Specialized has lacked the capital to fund its planned operations, and, for that reason operations have been limited. During this time, Specialized has sought reverse merger opportunities. Recently, it has changed its management team and identified opportunities for it in the leasing field, as well as potential sources of capital, and management now believes it has positioned itself to realize the beginning milestones of its plan of operations.

Specialized Leasing has no current material commitments. Specialized Leasing will seek to raise capital as a cash reserve, but there can be no assurance that Specialized Leasing will be successful in raising the capital it needs to fund its operations through sales of its common stock.

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



                                                                             10
     Results of Operations

Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the year ended March 31, 2003 was $32,214, compared to a net loss of $29,725 for the comparable period of 2003. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

     Liquidity and Capital Resources

As of March 31, 2003, we had $1,908 cash on hand and total current liabilities of $9,800. We believe that our current cash needs for at least the next twelve months can be met by private placements of our common stock. However, there can be no assurance that our private placements will be successful. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended March 31, 2002 and the period ended March 31, 2003 would not be meaningful.


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

The current executive officers, key employees and directors of Specialized Leasing are as follows:



Name                         Age                     Position
-----------------            -----            --------------------------------
Franklin Scivally             51                President/Director


                                                                             11
Jason J. Rite                                   Secretary, Treasurer/Director

Franklin R. Scivally. Mr. Scivally has been President and Director of the company since his appointment on January 12, 2003. He is the current Treasurer and Director of ComputerXpress and has been since March 1, 1999. He has been the President of ComputerXpress since June 1, 1999. He is also the owner of the CostPlusFive.com affiliated location in Tucson, Arizona, and has been so employed since March 1, 1999. He is also the President of Scivally Enterprises, LLC. From January, 1992 through December, 1997 he was employed by Questech, Inc. as Project Manager. From December, 1997 through March 1, 1999, the was employed as the owner of a Cyber Exchange franchise in Tuscon, Arizona. From November, 1971 through December, 1971 he was a Commissioned Officer in the United States Air Force, in various positions, including Chief, Quality Assurance Division of the Tomahawk Cruise Missile Wing, Maintenance Control Officer, Minuteman & Ground, launch Cruise Missile Launch Officer, Minuteman Weapon System Launch Analyst, Chief, Maintenance Control, assignment through the Air Force Institute of Technology to Hughes Aircraft Company, and Manufacturing Manager for the MILSTAR program. He holds a Master of Arts/management & Supervision from Central Michigan University, 1983, a Bachelor of Science/Business Management, 1980 from the University of LaVerne, and an Associate of Arts/Electronics, 1978 from Alan Hancock College.

Jason J. Rite. Mr. Rite has over 30 years of senior experience as a business consultant, entrepreneur and security technology manager. He has implemented an effective strategic infrastructure, assisting start-ups and integrating companies in their overall development in the marketing, operations, and security management fields. Mr. Rite has also held positions as director of operations for construction development firms.


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

The following table summarizes the compensation Specialized has paid to its Chief Executive Officer and all other executive officers for services rendered up to the period ended March 31, 2003. No salaries were paid during the past fiscal year, and there were no grants of options or SAR grants given to any executive officers during the past fiscal year.




                                                                             12

                               Annual Compensation


Name and Position            Salary      Bonus     Deferred
-----------------            ------      -----      ------

Franklin Scivally              0          0          0
Jason Rite                     0          0          0


 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of Specialized Leasing, Inc. as of the date of this disclosure, by (I) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of our directors and executive officers, and
(iii) all directors and executive officers as a group.


                          Shares            Percent
                          Beneficially      Of Total
                          Owned
                          ------------      --------
Name and Address
of Beneficial Owner

George White                 362,500          1.8%
75370 Fairway Drive
Indian Wells, CA 92210

Robert T. Yarbray            549,500          2.7%
46280 Manitou Drive
Indian Wells, CA 92210

Franklin Scivally         18,000,000          88 %
200 S. Hampton Hill Ct.
Tucson, AZ 85748

Donald Smallman              362,500          1.8%
11337 West Olive Drive
Avondale, AZ 85323

James Rather                 200,000          1  %
route 2, Box 9-A
Oliver Springs, TN 37840

Agata Gotova*                383,000
Kenneth Eade
1119 Harbor Hills Lane
Santa Barbara, CA 93109

Officers and
Directors as a Group      18,000,000          88%
------------------
                                                                             13
*Agata Gotova is the wife of our counsel, Kenneth Eade. Out of the 383,000 owned, she owns 200,000 and Kenneth Eade owns 208,000.

                                   ------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our offices from Franklin Scivally, our president. In February, 2003, we issued 18,000,000 shares of common stock to our president, Franklin Scivally, in exchange for contributions to our business plan and for future services. We have not entered into any other related party transactions during the last fiscal year.


ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Financial Statements (included in Part II of this Report):

  Report of Independent Certified Public Accountant
  Financial Statements
  Balance Sheets
  Statement of Loss And Accumulated Deficit
  Statements of Cash Flows
  Statements of Stockholder's Equity
  Notes to Consolidated Financial Statements

  (b) Reports on Form 8-K:
      February 21, 2003

  (c) Exhibits
      None


 FINANCIAL STATEMENTS

 Report of Independent Certified Public Accountant dated July 12, 2003 Financial Statements
 Balance Sheets
 Statement of Loss and Accumulated Deficit
 Statements of Stockholder's Equity
 Statements of Cash Flows
 Notes to Financial Statements

                        ---------------------------------


                           Independent Auditor's Report


Board of Directors and Stockholders
SPECIALIZED LEASING, INC.


                                                                             14
I have audited the accompanying balance sheet of SPECIALIZED LEASING, INC. (a development stage company) as of March 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibilities of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPECIALIZED LEASING, INC. as of March 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 9, the Company is in development stage and has limited assets, limited working capital, and has sustained losses during its development stage which together raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rogelio G. Castro
---------------------------
Rogelio G. Castro
Certified Public Accountant
Oxnard, California
July 12, 2003
















                                                                             15


                           SPECIALIZED LEASING, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                       March 31,
                                                  2002          2003
                                                 ------        ------
ASSETS
Current Assets:
  Cash                                          $2,286        $ 1,908
  Lease Receivable                               2,581          2,472
  Loan Receivable                               13,830          9,280
  Prepaid Expenses                               4,200          4,200
  Deposit                                       25,355         17,434
                                                ------         ------
    Total Current Assets                        48,252         35,294
                                                ------         ------
Non-current Assets:
  Equipment (net)                                  253          1,052
  Lease Contracts                               54,343         45,145
                                                -------        -------
    Total Non-current Assets                    54,596         46,197
                                                -------        -------

TOTAL ASSETS                                  $102,848       $ 81,491
                                              ========       ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accrued Expenses                                 -      $   9,800
                                                -------        -------
    Total Current Liabilities                        -          9,800
                                              ========       ========
Stockholders' Equity :
 Common stocks , $.001 par value
  Authorized shares; 100,000,000
  Issued and outstanding shares; 2,000,900
  and 20,442,650 respectively                   20,009         38,460
  paid in capital                              255,491        162,047
Subscriptions receivable                       (94,500)             -
Deficit accumulated during
 the devolvement stage                         (78,152)      (128,816)
                                              ---------        --------

Total Stockholders' Equity (Deficit)           102,848         81,491
                                              ---------        --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)              $ 102,848       $ 81,491
                                              ========       ========


         The accompanying notes are an integral part of these statements.


                                                                             16

                           SPECIALIZED LEASING, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS INCOME STATEMENT
                        FOR THE PERIOD FEBRUARY 24, 2000
                       (INCEPTION) THROUGH MARCH 31, 2003


                                For the      For the      February 24, 2000
                                year ended   year ended  (inception)
                                March 31,    March 31,    through
                                2002         2003         March 31, 2003
                                ----------   ----------   ------------------
Income                           $ 9,958      $9,281        $  24,569
                                ----------   ----------   ------------
      Total  Income                9,958       9,281           24,569
Operating Expenses
    General and Administrative    39,683      59,945           134,935
                                ----------   ----------   ------------
      Total Expenses              39,683      59,945           134,935
                                ----------   ----------   ------------
Net income (loss)               $(29,725)   $(50,664)       $ (128,816)
                                ==========   ==========   ============
Basic Loss Per Share            $  (0.01)     $(0.00)
                                ==========   ========


         The accompanying notes are an integral part of these statements.




                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                  For the period February 24, 2000 (inception)
                             through March 31, 2003


                                               March 31,       March 31,
                                               2002            2003
                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                     $(29,725)      $(50,664)
  Stocks issued for services                          -         18,507
  Depreciation                                       51             51
  Lease payment receivable                         (502)           109
  Loans receivable                                7,500          4,550
  Deposit on equipment                          (13,355)         7,921
  Prepaid expenses                               (2,700)             -
   Accrued expenses                                   -          9,800
                                               ---------       ---------
NET CASH USED BY OPERATING ACTIVITIES           (38,731)       ( 9,726)
                                                                             17
                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Equipment purchase                                 -            (850)
                                               ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES                -            (850)
                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Lease contracts receivable                      2,517          9,198
  Common stocks sold                              6,500          1,000
  Stocks subscription receivable                  2,000              -
                                               ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES        11,017         10,198
                                               ---------       ---------
INCREASE (DECREASE) IN CASH                     (27,714)         ( 378)

BEGINNING CASH                                   30,000          2,286
                                               ---------       ---------
ENDING CASH                                      $2,286        $ 1,908
                                               =========       =========



         The accompanying notes are an integral part of these statements.


                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                     Statement of Stockholders' Equity
                 For the period  February 24, 2000 (inception)
                             through March 31, 2003

                               Number                                                      Deficit
                               of              Common          Paid        Stock           Accumulated
                               Shares          Stock           In          Subscription    During
                               Outstanding     at Par Value    Capital     Receivable      Development
                                                                                             Stage
                               -----------     ------------    -------     ------------    ------------
Stock issued at inception
 for services                   1,900,000       $  19,000       $   -        $      -        $    -

Net loss - March 31, 2000                                                                   (19,000)
                               -----------     ------------    -------     ------------    ------------
Balance at March 31, 2000       1,900,000          19,000           -               -       (19,000)

Stock issued for cash              61,400             614     152,886

Common stock subscribed            38,600             386      96,114         (96,500)

Net loss - March 31, 2001                                                                   (29,427)
                               -----------     ------------    -------     ------------    ------------
Balance at March 31, 2001       2,000,000          20,000     249,000         (96,500)      (48,427)

Reduction of Stock subscription                                                 2,000

Stock issued for cash                 500               5       2,495

Stock issued for cash                 400               4       3,996

                                                                             18

Net loss - March 31, 2002                                                                   (29,725)
                               -----------     ------------    -------     ------------    ------------

Balance at March 31, 2002       2,000,900       $  20,009    $255,491      $ (94,500)      $(78,152)

Stocks issued for cash                850              1          999

Stock retired                      (9,150)                    (94,500)        94,500

Stocks issued for services     18,450,050         18,450           57

Net loss - March 31, 2003                                                    (50,664)
                               -----------     ------------    -------     ------------    ------------
Balance at March 31, 2003      20,442,650      $  38,460     $162,047      $       -       $(128,816)
                               ===========     ============  =========     ============    ============

         The accompanying notes are an integral part of these statements.



                           SPECIALIZED LEASING, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003

 NOTE 1. BUSINESS ACTIVITY - The Company was incorporated under the laws of the state of Nevada on February 24, 2000. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada including, without limitation, to engage in computer leasing business. The Company has been in the development stage since its formation on February 24, 2000.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES - Company uses the accrual method of accounting. Revenues and directly related expenses are recognized in the period when lease contracts are entered into with customers. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents. Loss per share - Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of March 31, 2003, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

Depreciation - The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight-line method for reporting purposes and for tax purposes.
Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                                                             19
NOTE 3 - DIRECT FINANCE LEASES - Lease contracts, which meet the criteria specified in the Statements of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases, " are classified as direct finance leases. Direct finance leases are recorded upon acceptance of the equipment by the customer. Unearned lease income represents the excess of the gross lease receivable and estimated residual value over the equipment cost. Unearned lease income is recognized as revenue over the lease term at a constant rate of return on the net investment in the lease.

NOTE 4. PROPERTY AND EQUIPMENT - The Company capitalizes the purchased and fixtures for major purchases in excess of $300 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation. The following is a summary of property and equipment at cost, less accumulated depreciation:
                                          March 31,
                                      2003       2002
                                     ------     ------
Furniture and equipment              $1,205       $355
Less accumulated depreciation          (153)     (102)
                                     ------     ------
Total                                $1,052       $253
                                     ======     ======

NOTE 5. RELATED PARTY TRANSACTIONS - The Company issued shares of common stocks in lieu of cash to officers for services rendered related as related to the formation of the Company during the period from inception February 24, 2000 through March 31, 2000. The shares were issued at par value.

The Company leases its administrative offices on a month-to-month basis from an officer of the company. Total rent expense were $9,600 and $11,000 for the years ended March 31, 2003 and 2002, respectively.

NOTE 6. INCOME TAXES - The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses since its inception on February 24, 2000 through March 31, 2003 resulting in a deferred tax asset.

The Company's total deferred tax assets as of March 31, 2003 is as follows:

  Net operating loss carry-forward        $ 43,797
  Valuation allowance                      (43,797)
                                            ------
                                          $     -
                                            ======

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the Federal statutory rate of 34% were applied to pre-tax loss is as follows for the year ended March 31, 2003:




                                                                             20

  Income tax benefit at statutory rate    $ 26,572
  Valuation allowance                      (26,572)
                                            -----
                                          $     -
                                          =========

The net operating loss carry forward of $128,816 for federal tax purposes will expire in year 2023.


NOTE 7. FUTURE MINIMUM LEASE PAYMENTS - Future minimum lease payments to be received by the Company on the direct finance leases as of March 31, 2003 are as follows:
               Years Ending  March 31,
                               2004      $17,486
                               2005        1,274
                                          ------
Total                                    $18,760
                                         =======

NOTE 8.  REVERSE STOCK SPLIT

In January, 2003, the board of directors approved a 1-for-10 reverse stock split of the company's outstanding common stock. The shares of common stock have been retroactively restated in the financial statements for all periods presented.

NOTE 9.  GOING CONCERN

The Company incurred a net loss from operations of $50,664 for the year ended March 31, 2003 and has accumulated deficit of $128,816 during its development stage period. These factors raise substantial doubt about the Company's ability to continue as going concern. The Company seeks to raise operating capital through private and public placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.

                                    SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

 SPECIALIZED LEASING, INC.

 Franklin Scivally
 -----------------------------------------
 FRANKLIN SCIVALLY, President and Director
 Date: July 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                             21
 Jason Rite
 -----------------------------------------
 Jason Rite, Chief Financial Officer/Director
 Date: July 15, 2003




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Specialized Leasing, Inc. on Form 10-KSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, the undersigned certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.


 Dated: July 15, 2003                Franklin Scivally
                                     --------------------------
                                     Franklin Scivally,
                                     Chief Executive Officer



 Dated: July 15, 2003                 Jason J. Rite
                                     ------------------------
                                      CFO/Treasurer


                                CERTIFICATION
                            PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Franklin Scivally, certify that:

1. I have reviewed this report on Form 10-KSB of Specialized Leasing, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations
                                                                             22
and cash flows of the registrant as of, and for, the year ending March 31,2003, as presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function;

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

Franklin Scivally
-----------------
Franklin Scivally,
Chief Executive Officer


                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Jason J. Rite, certify that:

                                                                             23
1. I have reviewed this report on Form 10-KSB of Specialized Leasing, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the year ending March 31,2003, as presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003



                                                                             24

Jason J. Rite
------------------------
Jason J. Rite
Chief Financial Officer





































                                                                             25