Form 10QSB
period 2003-06-30
SPECIALIZED LEASING INC
filed 2003-07-30
CIK 1127242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  [X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For Quarter Ended: June 30, 2003

                                       or

   [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        Commission File No.  000-32143



                             SPECIALIZED LEASING, INC.
             (Exact name of registrant as specified in its charter)


 Nevada                                                 33-0895699
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)


                               101 Pantano Road
                              Tucson, AZ   85701
                              (520) 885-9207
     ---------------------------------------------------------------------
    (Address of Principal Executive Office and principal place of business)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

As of June 30, 2003, the Registrant had a total of 20,442,650 shares of common stock issued and outstanding.

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                                 Balance Sheets

                                               March 31       June 30
                                                  2003          2003
                                                 ------        ------
ASSETS
Current Assets:
  Cash                                          $1,908        $ 1,126
  Lease Receivable                               2,472          2,472
  Loan Receivable                                9,280         12,595
  Prepaid Expenses                               4,200          4,200
  Deposit                                       17,434         17,434
                                                 ------        ------
    Total Current Assets                        35,294         37,827
                                                 ------        ------
Non-current Assets:
  Equipment (net)                                1,052          4,942
  Lease Contracts                               45,145         35,244
    Total Non_current Assets                    46,197         41,196
                                                --------       -------

TOTAL ASSETS                                  $ 81,491       $ 79,013
                                                ========      ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

    Accrued Expenses                           $ 9,800
                                                 ------         ------
    Total Current Liabilities                    9,800          9,800
                                                ========      ========

Stockholders' Equity (Deficit):
 Common stocks , $.001 par value
  Authorized shares; 50,000,000
  Issued and outstanding shares; 20,442,650
  and 20,070,50 respectively                    20,009         38,460

Paid in capital                                285,491        162,847
Subscriptions receivable                             -              -
Deficit accumulated during
 the devolvement stage                        (128,816)      (131,294)
                                              ---------       --------

Total Stockholders' Equity (Deficit)            81,491         69,213
                                              ----------      --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)               $ 81,491       $ 69,213
                                               ========       ========

         The accompanying notes are an integral part of these statements.

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                               Income Statement
                      For the period ended June 30, 2003

                                For the      For the
                                period ended period ended
                                June 30,    June 30,
                                2002         2003
                                ----------   ----------
Income                           $ 1,779      $1,586
  Other income                         -
                                ----------   ----------
      Total  Income                1,779       1,586

Operating Expenses
    General and Administrative     8,743       4,064
    Income taxes                       -
                                ----------   ----------
      Total Expenses               8,743       4,064
                                ----------   ----------
Net income (loss)               $( 6,964)   $( 2,478)
                                ==========   ==========
Basic Loss Per Share            $  (0.00)     $(0.00)
                                ==========   ==========


       The accompanying notes are an integral part of these statements

                           Specialized Leasing, Inc.
                         (A Development Stage Company)
                                   Cash Flow
                      For the period ended June 30, 2003


                                             June 30,       June 30,
                                               2002            2003
                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                     $( 6,964)      $( 2,478)
  Stocks issued for services                          _              -
  Depreciation                                        -              -
  Lease payment receivable                            -              -
  Loans receivable                                    -         (3,315)
  Deposit on equipment                                -              -
  Prepaid expenses                               (2,700)             -
   Accrued expenses                                   -              -
                                               ---------       ---------
NET CASH USED BY OPERATING ACTIVITIES           (38,731)       ( 5,793)
                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Equipment purchase                                 -         ( 3,890)
                                               ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES                -         ( 3,890)
                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Lease contracts receivable                      2,517          8,901
  Common stocks sold                              6,500              -
  Stocks subscription receivable                  2,000              _
                                               ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES        11,017          8,901
                                               ---------       ---------
INCREASE (DECREASE) IN CASH                     (27,714)         ( 792)

BEGINNING CASH                                   30,000          1,908
                                               ---------       ---------
ENDING CASH                                      $2,286        $ 1,126
                                               =========       =========


        The accompanying notes are an integral part of these statements




































                            Specialized Leasing, Inc.
                              (A Development Stage Company)
                     Statement of Stockholders' Equity (Deficit)
                      For the period  February 24, 2000 (inception)
                                  through June 30, 2003

                               Number                                                      Deficit
                               of              Common          Paid        Stock           Accumulated
                               Shares          Stock           In          Subscription    During
                               Outstanding     at Par Value    Capital     Receivable      Development

                                                                                          Stage
                               -----------     ------------    -------     ------------    ------------
Stock issued at inception
 for services                  19,000,000       $  19,000       $   -        $      -        $     -

Net loss - March 31, 2000                                                                    (19,000)
                               -----------     ------------    -------     ------------    ------------
Balance at March 31, 2000      19,000,000          19,000           -               -        (19,000)

Stock issued for cash             614,000             614     152,886

Common stock subscribed           386,000             386      96,114         (96,500)

Net loss - March 31, 2001                                                                    (29,427)
                               -----------     ------------    -------     ------------    ------------
Balance at March 31, 2001      20,000,000          20,000     249,000         (96,500)       (48,427)

Reduction of Stock subscription                                                 2,000

Stock issued for cash               5,000              50       2,450

Stock issued for cash               4,000               4       3,996

Net loss - March 31, 2002                                                                    (29,725)
                               -----------     ------------    -------     ------------    ------------

Balance at March 31, 2002      20,009,000       $  20,054    $ 255,446      $ (94,500)      $(78,152)

Stocks issued for cash             1,000                1          999

Stocks issued for services        56,500               57

Net loss - March 31, 2003                                                                    (50,664)
                               -----------     ------------    -------     ------------    ------------
Balance at March 31, 2003     20,442,650      $    38,462    $ 162,047      $ (94,500)     $(128,816)

Net loss - June 30, 2003                                                                      (2,478)

Balance at June 30, 2003      20,442,660      $    38,462    $ 162,047      $ (94,500)     $(131,294)
                              ==========          ========    ========      ==========       ========

Balance at March 31, 2003     20,442,650      $    38,462    $ 162,047      $ (94,500)     $(128,816)

Net loss - June 30, 2003                                                                    (2,478)
Balance at June 30, 2003      20,442,660      $    38,462    $ 162,047    $ (94,500)     $(131,294)
                              ==========          ========    ========     ========       ========



Balance at March 31, 2003     20,442,650      $   38,462     $ 162,047    $ (94,500)     $(128,816)

Net loss - June 30, 2003                                                                    (2,478)

Balance at June 30, 2003      20,442,660      $   38,462    $ 162,047    $  (94,500)     $(131,294)
                                ========        ========     ========       ========      ========

         The accompanying notes are an integral part of these statements.

                            Specialized Leasing, Inc.
                         (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2003


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

NOTE 4. PROPERTY AND EQUIPMENT The Company capitalizes the purchased and fixtures for major purchases in excess of $300 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation. The following is a summary of property and equipment at cost, less accumulated depreciation:

                                          March 31,
                                      2003       2002
                                     ------     ------
Furniture and equipment             $1,205       $355
Less accumulated depreciation         (153)    (  102)
                                     ------     ------
Total                               $1,052       $253
                                    ========    =======


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
                                            ======


The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the Federal statutory rate of 15% were applied to pre-tax loss is as follows for the year ended March 31, 2003:

  Income tax benefit at statutory rate    $ 43,797
  Valuation allowance                      (43,797)
                                            -----
                                          $     -
                                            =====

The net operating loss carry forward of $110,366 for federal tax purposes will expire in year 2023.


NOTE 7. FUTURE MINIMUM LEASE PAYMENTS Future minimum lease payments to be received by the Company on the direct finance leases as of March 31, 2003 are as follows:

Years Ending March 31,

2004                     $17,486
                         -------
2005                       1,274
                         =======
Total                    $18,760

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


ITEM 2: MANAGEMENT'S DISCUSSION"N AND ANALYSIS OR PLAN OF OPERATIONS

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


                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10_QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which SPECIALIZED LEASING may participate; competition within SPECIALIZED LEASING's chosen industry, including competition from much larger competitors; technological advances and failure by SPECIALIZED LEASING to successfully develop business relationships.

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

 SPECIALIZED LEASING, INC.

 Franklin Scivally
 -----------------------------------------
 FRANKLIN SCIVALLY, President and Director
 Date: July 28, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Jason Rite
 -----------------------------------------
 Jason Rite, Chief Financial Officer/Director
 Date: July 28, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Specialized Leasing, Inc. on Form 10_QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, the undersigned certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.


 Dated: July 30, 2003                Franklin Scivally
                                    __________________________
                                     Franklin Scivally,
                                     Chief Executive Officer



 Dated: July 30, 2003                Jason J. Rite
                                     ________________________
                                     CFO/Treasurer

                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Franklin Scivally, certify that:

1. I have reviewed this report on Form 10_QSB of Specialized Leasing, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period ending June 30, 2003, as presented in this report;

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

Date: July 28, 2003

Franklin Scivally
_______________________
Franklin Scivally,
Chief Executive Officer


                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                        OF THE SARBANES_OXLEY ACT OF 2002

I, Jason J. Rite, certify that:

1. I have reviewed this report on Form 10-QSB of Specialized Leasing, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period ending June 30, 2003, as presented in this report;

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

Date: July 28, 2003


Jason J. Rite
_______________________
Jason J. Rite
Chief Financial Officer