Form 10QSB
period 2003-09-30
SPECIALIZED LEASING INC
filed 2003-11-14
CIK 1127242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  [X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For Quarter Ended: September 30, 2003

                                       or

   [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        Commission File No.  000-32143


                             Sassoon Group, Inc.
	     -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


 	    Nevada                                       33-0895699
--------------------------------		  ---------------------------
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)


                              7409 Oak Grove Ave.
                              Las Vegas, NV 89117
                                (702) 243-8809
     ---------------------------------------------------------------------
    (Address of Principal Executive Office and principal place of business)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

As of September 30, 2003, the Registrant had a total of 49,442,650 shares of common Stock issued and outstanding.



SASSOON GROUP, INC.

REVIEWED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2003

(UNAUDITED)

CONTENTS

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

FINANCIAL STATEMENTS:

	Balance Sheets	                                      1

	Statements of Income	                              2

	Statement of Changes in Stockholders' Equity	      3

	Statements of Cash Flows	                      4


NOTES TO FINANCIAL STATEMENTS:	                         5 - 10












ITEM 1. FINANCIAL INFORMATION

                            SASSOON GROUP, INC.
                              BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2003 AND MARCH 31, 2003


						     UNAUDITED
					__________________________________
					   9/30/30		3/31/30
					_______________	   ________________
		ASSETS

ASSETS:

    Current Assets
	Cash				$       77,725	   $	    1,908
	Accounts Receivable		       650,735		    2,472
	Inventory			     1,155,842		       -
	Prepaid expenses		        29,722		    4,200
	Loan receivable				   -  	            9,280
		                            -----------------------------
            Total current Assets	     1,914,024	           17,860
                                            -----------------------------
    Property and equipment, net	               618,540	            1,052
                                            -----------------------------
    Other assets:
	Goodwill, net				   442		      -
	Security deposits			24,508		   17,434
	Lease contracts			           -		   45,145
	Other receivables		       160,606	              -
	                                     ----------------------------
        Total other assets		       185,556	           62,579
                                             ----------------------------

TOTAL ASSETS				$    2,718,120	   $       81,491
                                             ----------------------------

	LIABILITIES AND STOCKHOLDERS EQUITY


LIABILITIES:

    Current liabilities:
	Accounts payable		$      779,403	   $	       -
	Accrued expenses		       771,894		     9,800
	Accrued interest on notes,
	    related parties		        74,599		       -
	Current portion of capital
	    lease			         4,273	               -
	Current portion of long-term
	    Debt			     1,074,917	               -
                                             ------------------------------
		Total current
		    Liabilities		     2,645,086	             9,800
                                             ------------------------------
    Long-Term liabilities
	Capital lease, net current
	    Portion			        15,963			-
	Notes payable, related parties         545,366                  -
	Security deposits payable	         7,929	                -
                                             ------------------------------
TOTAL LIABILITIES			     3,214,344	             9,800
                                             ------------------------------
Stockholders' equity:
    Common stock, $.001 par value,
	100,000,000 and 50,000,000
	shares authorized
	respectively, 41,000,000
	and 20,009,200 shares
	issued and outstanding,
	respectively			       41,000	            38,460
    Additional paid-in capital		      974,994	           162,047
    Stock subscriptions		             (188,889)			 -
    Accumulated deficit		           (1,323,329)	          (128,816)
                                            -------------------------------
	Total stockholders' equity	     (496,224)	            71,691
                                            -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
	EQUITY				$   2,718,120	  $         81,491
                                            -------------------------------


                    SASSOON GROUP, INC.
                   STATEMENTS OF INCOME
   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

					   UNAUDITED
		    ________________________________________________________
		        	3 months ended		6 months ended
		     _________________________	_____________________________
		     9/30/03       9/30/02	     9/30/03	      9/30/02
		   _____________  ____________	______________	 ____________

REVENUE		     $  686,747   $     2,332 	$    688,333	 $      4,111

COST OF SALES	        615,324             -         615,324	            -
                     ---------------------------------------------------------
GROSS PROFIT             71,423         2,332	       73,009	        4,111
                     ---------------------------------------------------------
EXPENSES:
  Shipping expenses      14,573	           -	       14,573               -
  Showroom expenses      40,716            -           40,716               -
  Selling expenses      187,310            -          187,310               -
  Consulting fees	 11,111	           -	       11,111               -
  General and
    administrative
    expenses            242,120        4,311       246,184          13,054
                     ---------------------------------------------------------
     Total expenses     495,830        4,311       499,894          13,054
                     ---------------------------------------------------------
OPERATING LOSS	       (424,407)      (1,979)      (426,885)         (8,943)
                     --------------------------------------------------------
OTHER INCOME/(EXPENSES)
  Interest expense	   (285)         -            (285)           -
  Rental income	         10,997          -          10,997            -
                     --------------------------------------------------------
    Total other
    Income/(expenses)    10,712          -          10,712            -
                     --------------------------------------------------------
NET LOSS	      $(413,695) $    (1,979)  $  (416,173)  $       (8,943)
                     --------------------------------------------------------
WEIGHTED AVERAGE
 SHARES OUTSTANDING  35,029,617   20,009,200     27,775,993      20,009,200
                     -------------------------------------------------------
BASIC LOSS PER
   SHARE	     $   (0.01) $     (0.00)  $       (0.01)  $       (0.00)
                     -------------------------------------------------------

                  SASSOON GROUP, INC.
          STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
              AS OF SEPTEMBER 30, 2003

					   UNAUDITED
		   __________________________________________________________
			     Additional          Accumulated	     Total
			 Common  Paid-in    Stock  Deficit During Stockholders
		     Shares Stock  Capital Subscriptions Dev. Stage   Equity
		   ________ ________ _______ ___________ _________ ___________
Balance March 31,
     2003	 20,442,660 $38,462 $162,047  $    -   $ (128,816)   $ 71,693

Net loss
June 30, 2003		-	 -	 -	   -       (2,478)     (2,478)
                  ------------------------------------------------------------
Balance June 30.
     2003	 20,442,650 38,462  162,047        -     (131,294)     69,215

Issued for
 services         2,000,000  2,000  198,000   (188,889)        -       11,111

Retirement of
Shares August
  15, 2003	(12,000,000)(38,462)(162,047)       -     131,294     (69,215)
                --------------------------------------------------------------
Issued for
Acquisition of
Sassoon August
15, 2003         39,000,000 39,000  776,994         -    (909,634)    (93,640)

Net income
September 30,
    2003	  -         -         -             -    (413,695)   (413,695)
                --------------------------------------------------------------

Balance September
30, 2003       49,442,650 $41,000 $974,994   $(188,889)$(1,323,329) $(496,224)
                --------------------------------------------------------------


                     SASSOON GROUP, INC.
                  STATEMENTS OF CASH FLOWS
   FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

					   UNAUDITED
		      _______________________________________________________
		               3 months ended		   6 months ended
                      -------------------------------------------------------
		          9/30/03       9/30/02	9/30/03	       9/30/02
                      -------------------------------------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net income (loss)    $(413,695)	$ (1,979)   $ (416,173)    $  (8,943)
  Adjustments to
   reconcile net
   income(loss) to
   net cash provided
   by operations:
  Depreciation and	   8,072            -           8,072           -
  Stock for services	  11,111            -          11,111           -
  Amortization
  (Increase) Decrease
  in assets:
    Accounts receivable (182,648)          -        (182,648)          -
    Inventory             66,612           -          66,612           -
    Prepaid expenses      12,441           -          12,441           -
    Loan receivable           -          7,547        (3,315)        7,547
  Increase (decrease)
  In liabilities:
    Accounts payable     (31,931)          -         (31,931)          -
    Accrued expenses     139,307           -         139,307           -
    Security deposit
      Payable               (846)       25,355          (846)       25,355
                        --------------------------------------------------
Net cash provided by    (391,577)       30,923      (397,370)       23,959
  (used in) operating   --------------------------------------------------
   activities

CASH FLOWS FROM
INVESTING ACTIVITIES:
  Equipment purchase         -             -          (3,890)          -
                         ------------------------------------------------
Net cash used in
 financing activities        -             -          (3,890)          -
                         ------------------------------------------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
  Principal payment
    On capital lease       (520)           -            (520)          -
  Proceeds from note
   Payable, shareholder 486,696            -         486,696           -
  Lease contract
   Receivable                -        (29,978)         8,901        (24,898)
                          -------------------------------------------------
Net cash provided by
 (used in) financing
 activities             468,176       (29,978)      (477,077)       (24,898)
                        ---------------------------------------------------
NET INCREASE
 (DECREASE) IN CASH      76,599           945         75,817           (939)

CASH, BEGINNING OF
  PERIOD                  1,126           402          1,908          2,286
                        ---------------------------------------------------
CASH, END OF PERIOD    $ 77,725      $  1,347     $   77,725       $  1,347
                        ---------------------------------------------------
Supplemental Information:
  Cash paid for
    Interest           $101,843      $    -       $  101,843       $    -
                        --------------------------------------------------





INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors
Sassoon Group Inc.

We have reviewed the accompanying balance sheets of Sassoon Group Inc.
(a Nevada corporation) as of September 30, 2003 and the related statements of income and cash flows for the three months and six months ended
September 30, 2003, and the statement changes in stockholders' equity as of September 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Sassoon Group Inc. The financial statements of Sassoon Group Inc. as of September 30, 2002, were reviewed by other accountants, whose report dated November 18, 2002 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

						Chavez & Koch, CPA's

November 10, 2003
Henderson, Nevada

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sassoon Group Inc. (the "Company") was incorporated on February 24, 2000, under the Nevada Business Corporation Law. The Company operates as a clothing importer to retail companies.

On August 15, 2003, the Board of Directors of Specialized Leasing, Inc. approved an Agreement of Exchange of Common Stock with Sassoon Group, Inc., a Nevada corporation. The Board of Directors of Sassoon Group, Inc. approved the Agreement of Exchange of Common Stock on the same day. The acquisition was consummated on August 16, 2003. As a result of this Agreement, Specialized Leasing, Inc. has acquired 100% of the issued and outstanding common stock of Sassoon Group, Inc., in exchange for 39,000,000 shares of common stock of Specialized Leasing, Inc. The property acquired by Specialized Leasing, Inc. consists of cash, accounts receivables, trademarks, furniture, fixtures and sellable goods. Prior to the consummation of the Agreement, there were no material relationships between the owners of Sassoon Group, Inc. and Specialized Leasing, Inc., its affiliates, officers, directors, or associates of its officers or directors.

A summary of the Company's significant accounting policies applied in the preparation of the accompanying financial statements follows:

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Maintenance, repairs, and minor renewals are expensed as incurred; major renewals and betterments are capitalized. When assets are sold, retired, or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts and resulting gains and losses are included in operations. Depreciation and amortization are computed on the straight-line basis and accelerated methods for both financial statement and income tax purposes over the estimated useful lives of the assets.

Fiscal Year

The Company's fiscal year end is March 31.

Revenue Recognition

The Company recognizes revenue at the approximate date the merchandise is shipped to the customer.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes" ("SFAS No. 109"), which require the use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Inventory

Inventory consists of merchandise held for resale and is stated at the lower of cost of market. Cost is determined by using the first-in, first-out method.

Accounts Receivables

The Company uses the reserve method of accounting for losses arising from uncollectible accounts receivable. Under this method, accounts receivable are written off to bad debt reserve in the period they are deemed to be uncollectible. In the opinion of management, substantially all of the accounts receivable are considered to be realizable at the amounts stated
in the accompanying balance sheet.  A reserve in the amount of $25,000 has been reflected in the accompanying balance sheets as of September 30,
2003

Advertising Costs

Advertising costs are expensed when incurred. For the six months ended September 30, 2003 advertising costs expensed were $67,954.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

The company's amount of accounts receivable, accounts payable, notes payable, and long-term debt approximates fair market value as of September 30, 2003.

Reclassifications

Certain items in the financial statements for the six months ended September 30, 2002 have been reclassified to conform to the presentation for the six months ended September 30, 2003.


NOTE 2  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2003:

                       Land                        $76,300
                       Buildings                   751,332
                       Leasehold Improvemtents     166,207
                       Machinery & Equipment	   637,667
                       Computers & Equipment       232,240
                       Furniture & Fixtures         39,947
                       Automotive Equipment         90,166
                                                   --------
                                                 1,933,859
                       Less accumulated
                          depreciation           1,375,319
                                                  ---------
                                                 $ 618,540
                                                 ==========


Depreciation expenses amounted to $8,072 for six months ended September 30, 2003.

NOTE 3  GOODWILL

Goodwill represents the excess paid above fair market value for corporate assets and is carried at a cost of $949 net of accumulated amortization of $507 on September 30, 2003.

The Company adopted Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and intangible Assets for the year ended March 31, 2003. In lieu of recording amortization expense, the new accounting standard requires management to perform an annual fair value analysis of each reporting unit with a net book value of goodwill on the balance sheet. Based on management's analysis the value of goodwill as of September 30, 2003 remained unchanged from the amount recorded as of March 31, 2003.

NOTE 4  OTHER RECEIVABLES

The Company has advanced life insurance premiums on behalf of the Binder Trust (the "Trust"). The Trust is the owner of a split-dollar life insurance policy on two of the stockholders. Upon the death of both stockholders, the Trust will reimburse the company for all premiums advanced at that time. This receivable amounted to $148,561 as of September 30, 2003.

The Company has stock subscriptions receivable from the majority stockholder as of September 30, 2003 in the amount of $12,045.

NOTE 5  LINE OF CREDIT

The Company has a $2,250,000 open line of credit with a bank. The credit line bears interest payable monthly at the bank's prime rate plus 3.5% (7.75% as of September 30, 2003). The balance as of September 30, 2003 was $940,000. This line of credit expired on June 30, 2003 and the balance is overdue as of September 30, 2003. The overdue interest rate is 2.00% over the stated rate above (9.75% as of September 30, 2003).

Borrowings under the credit line are collateralized by all of the company's assets and are personally guaranteed by the majority stockholders. Borrowing under the line is limited to 85% of eligible receivables and 50% of inventory. In addition, the line includes a requirement that certain financial ratios be maintained as well as placing a limit upon stockholder compensation.

NOTE 6  LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2003:

                                                      9/30/03
                                                      --------
           Note Payable, bank requiring monthly
           payments of $5,066 including interest
           at 8.75%; collateralized by a first
           lien mortgage on real estate.  Final
           payment is due June 2003.                 $134,917
                                                      -------
                     Total long-term debt             134,917
                     Less: current portion            134,917
                                                      -------
                     Long-term debt net of
                           current portion            $  -
                                                      =======

The aggregate maturity of long-term debt at September 30, 2003 is $134,917 due in the year ending December 31, 2003.

NOTE 7  COMMITMENTS AND CONTINGENCIES

The Company is a party to two non-cancelable lease agreements for their office and showroom in New York, NY and their warehouse in Las Vegas, NV.

The Company's property held under a capital lease consists of a telephone system and equipment with a cost of $24,734.

Future minimum lease payments on long-term non-cancelable leases in effect at September 30, 2003 for each of the next five fiscal years are as follows:


          Fiscal Year		Capital     Operating
          --------------------------------------------
          September 30, 2004    $ 6,203      $ 117,328
          2005                    6,767        120,262
          2006                    6,767        123,269
          2007                    6,767        126,350
          2008                    6,767        132,159
          Thereafter                  -        567,428
                                  --------------------
          Total minimum payments 33,271     $1,186,796
          Less interest on                   =========
             capital leases      11,538
                                 -------
          Total principal payable
            on capital leases   $21,733

Total expense for operating leases amounted to $25,213 six months ended September 30, 2003.

The Company is a defendant in certain civil matters in the normal course of business. In the opinion of management, these claims are without merit, and therefore, no amount has been accrued for potential losses as a result of any litigation.

These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8  RELATED PARTY TRANSACTIONS

The Company has notes payable to the majority stockholders of the Company in the amount of $545,366 as of September 30, 2003. The notes bear interest at 8.5%. The Company has accrued interest on these notes in the amount of $74,599.

NOTE 9  CONCENTRATIONS OF CREDIT RISK

The Company provides credit to customers in the normal course of business. Its customers are concentrated in the retail sector throughout the United States. The company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has recorded a $25,000 reserve as of September 30, 2003 for potential credit losses.

During the six months ended September 30, 2003 three major customers accounted for approximately 80% of all sales.

The Company maintains its cash in bank deposit accounts, which at time may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes that it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 10  SIGNIFICANT ESTIMATES

Historically, the Company has not found it necessary to provide an allowance for obsolete inventory. As a result, the Company's estimate of the carrying amount of inventory could change in the near term.

NOTE 11  STOCK SUBSCRIPTIONS

On August 11, 2003, the Company entered into two consulting agreements to acquire long range planning services in exchange for 1,000,000 shares for each contract. The term of the contracts is 36 months. The amount expensed, related to these contracts, was $11,111 for the three months and six months ended September 30, 2003.

NOTE 12  LITIGATION

The Company was involved in litigation with Proctor & Gamble in the United States Southern District of New York court. The litigation involved trademark rights to the Sassoon name. As of September 30, 2003 this litigation has been settled without requiring the payment of any funds by the Company; therefore no liabilities related to this case have been recorded on the financial statements of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in this Quarterly Report.

OVERVIEW

On August 15, 2003, the Board of Directors of Specialized Leasing, Inc. approved an Agreement of Exchange of Common Stock with Sassoon Group, Inc., a Nevada corporation. The Board of Directors of Sassoon Group, Inc. approved the Agreement of Exchange of Common Stock on the same day. The acquisition was consummated on August 16, 2003. As a result of this Agreement, Specialized Leasing, Inc. has acquired 100% of the issued and outstanding common stock of Sassoon Group, Inc., in exchange for 39,000,000 shares of
common stock of Specialized Leasing Inc.   The shares of Sassoon Group, Inc.
were held by Gail Binder, Mark Binder, Ian Binder, and Barry Binder (collectively, the Binders). The property acquired by Specialized Leasing, Inc. consists of cash, accounts receivables, trademarks, furniture, fixtures and sellable goods. Prior to the consummation of the Agreement, there were no material relationships between the Binders and Specialized Leasing, Inc., its affiliates, officers, directors, or associates of its officers or directors. The Binders currently control approximately 76% of the outstanding common stock of Specialized Leasing, Inc. which changed its name to Sassoon Group, Inc. on September 16, 2003. On
September 29, 2003, Sassoon Group, Inc. completed the 100% spin-off of the stock of its wholly-owned subsidiary, Specialized Leasing, Inc., to its shareholders of record on September 29, 2003. Each stockholder of Sassoon Group will receive a one for one distribution of Specialized Leasing shares in a one-step transaction expected to be tax-free to Sassoon Group and to its stockholders.

Sassoon Group designs, manufactures, imports, markets and sells branded and non-branded apparel. The company has a showroom and office in New York, a distribution center in Pennsylvania and a distribution center in Nevada within a Foreign Trade Zone. The Company's high quality apparel is sold under the M. Sassoon, Outdoor Life and Home Turf labels and a new jeans driven line will be introduced upon completion of the license for the
M. Sasson brand. Each line is characterized by its signature pieces and expanded upon to offer a complete line of apparel intrinsic to its market. Sassoon Group distributes its clothing via leading retailers throughout the United States.

ITEMS AFFECTING COMPARABILITY

The financial results discussed below for the three and six month periods ended September 30, 2003 and 2002 include the results of operations for Sassoon Group, Inc. from August 16, 2003, the date of acquisition, through September 30, 2003. Thus, the comparison of results should not be construed as an 'apples to apples' comparison of operating performance.

RESULTS OF OPERATIONS

The following discussion provides information and analysis of our results of operations for the quarter and six month periods ended September 30, 2003 and 2002. As a result of the acquisition noted above, this discussion will focus on the results of Sassoon Group's operating results from August 16, 2003 through September 30, 2003. Comparable discussion of results is not meaningful as they would compare the current results of Sassoon Group
(an apparel company), since the acquisition date (August 16, 2003) to the results of Specialized Leasing (a lessor of computer systems), prior to such acquisition.

Revenues for the three month and six month periods ended September 30, 2003 were $687,000 and $688,000 respectively. Ninety-nine percent of the revenues are revenues from apparel and accessory sales since the acquisition date of August 16, 2003.

Gross profit of 10.4% and 10.6% for the three month and six month periods ended September 30, 2003, respectively, were below our expected targeted gross profit of approximately 35% (including expected revenues from the newly-licensed M. Sasson brand) as a result of shipping inventory at low margins to get ready for the launch of the M. Sasson branded line.

Operating expenses include shipping expenses, which will be variable at approximately 2% of revenues as well as showroom expenses, selling expenses and general and administrative expenses. Showroom expenses include inside sales costs rent and related insurance expenses. Selling expenses include advertising, sales commissions, travel and entertainment expenses, and designer salaries and fringes. The Sassoon launch party cost in excess of $100,000 included in advertising expenses during the quarter. General and administrative expenses include officers and office salaries and related fringes, professional fees, including consultants, and property taxes. Professional fees for the period August 16, 2003 to September 30, 2003 were increased as a result of the fees related to Sassoon's acquisition by Specialized Leasing.

Rental income from the August 16, 2003 acquisition date through September 30, 2003 relates to income from the leasing of the Company's property in Pennsylvania where its Pennsylvania warehouse is located.

The net loss for the quarter and six months ended September 30, 2003 was $403,000 and $405,000 respectively. A low gross margin and higher advertising and professional fee expenses, primarily related to the creation and launch of the Sassoon branded apparel line and the acquisition of Sassoon by Specialized Leasing are the major reasons for the loss.

LIQUIIDITY AND CAPITAL RESOURCES

At September 30, 2003 the Company had cash of $78,000 and had a working capital deficit of $831,000. As stated in notes 5 and 6 of the Financial Statements, the Company has overdue loans to a bank in the amount of $1,075,000. These loans are collateralized by all of the Company's assets and are guaranteed by the majority shareholders. The Company believes these loans are over collateralized. The Company is in the process of refinancing these loans and currently believes that these refinancings will also provide additional working capital. The Company is also in the process of raising equity capital to fund operations and the anticipated growth in revenues from the sale of products under the soon to be licensed M. Sasson brand. There can be no assurance that such refinancing or capital raise will be successful.

SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Maintenance, repairs, and minor renewals are expensed as incurred; major renewals and betterments are capitalized. When assets are sold, retired, or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts and resulting gains and losses are included in operations. Depreciation and amortization are computed on the straight-line basis and accelerated methods for both financial statement and income tax purposes over the estimated useful lives of the assets.

Fiscal Year

The Company's fiscal year end is March 31.


Revenue Recognition

The Company recognizes revenue at the approximate date the merchandise is shipped to the customer.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes" ("SFAS No. 109"), which require the use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Inventory

Inventory consists of merchandise held for resale and is stated at the lower of cost of market. Cost is determined by using the first-in, first-out method.

Accounts Receivables

The Company uses the reserve method of accounting for losses arising from uncollectible accounts receivable. Under this method, accounts receivable are written off to bad debt reserve in the period they are deemed to be uncollectible. In the opinion of management, substantially all of the accounts receivable are considered to be realizable at the amounts stated in the accompanying balance sheet. A reserve in the amount of $25,000 has been reflected in the accompanying balance sheets as of September 30, 2003

Advertising Costs

Advertising costs are expensed when incurred. For the six months ended September 30, 2003 advertising costs expensed were $67,954.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

The company's amount of accounts receivable, accounts payable, notes payable, and long-term debt approximates fair market value as of September 30, 2003.

Reclassifications

Certain items in the financial statements for the six months ended September 30, 2002 have been reclassified to conform to the presentation for the six months ended September 30, 2003.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report contains statements which, to the extent they are not statements of historical or present fact, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company's expectations or beliefs concerning future events and are based on various assumptions and subject to a wide variety of risks and uncertainties. Although the Company believes that its expectations reflected in the forward-looking statements are reasonable, it cannot and does not give any assurance that such expectations will prove to be correct.

The Company's forward-looking statements are based on certain assumptions, and the Company's operations are subject to various risks and uncertainties. Any one of these factors or any combination of these factors could materially affect the results of the Company's operations and cause actual results to differ materially from the Company's expectations. These factors include, but are not limited to:

>	The lack of the Company's ability to sell its soon to be licensed M.
        Sasson line of apparel to major retailers;
>	Changes in trends in the market segments in which the Company competes;
>	The performance of the Company's products within the prevailing retail environment;
>	Customer acceptance of both new designs and newly introduced product lines;
>	Actions of competitors that may impact the Company's business;
>	Financial or operational difficulties encountered by customers or suppliers;
>	The economic impact of uncontrollable factors, such as terrorism and war;
>	Disruptions to transportation systems or shipping lanes used by the
        Company or its suppliers;
>	Continued satisfactory relationships with licensors of brands;
>	The impact of economic changes such as:
>	The overall level of consumer spending for apparel,
>	National and regional economic conditions,
>	Inflation or deflation,
>	Changes in oil prices, including their impact on fabric prices and/or transportation costs,
>	Currency exchange fluctuations,
>	Changes in interest rates and other capital market conditions,
>	Stable governments and business conditions in the nations where the
        Company's products are manufactured,
>	Health or other issues that could affect the free-flow of people and goods between nations where the Company's products are manufactured,
>	The scope, nature or impact of acquisition activity, and
>	Changes in the Company's plans, strategies, objectives,
        expectations and intentions, which may happen at any time at the discretion of the Company.

The reader is also directed to the Company's periodic filings with the Securities and Exchange Commission for additional factors that may impact the Company's results of operations and financial condition.

The words "believe", "expect", "will", "estimate", "project", "forecast", "should", "anticipate" and similar expressions may identify forward-looking statements. Additionally, all statements other than statements of historical facts included in this Quarterly Report including without limitation, the statements under "Financial Review" and "Outlook", are also forward-looking statements.

Forward-looking statements are not guarantees, as actual results could differ materially from those expressed or implied in forward-looking statements. The Company specifically disclaims any obligation to publicly update, modify, retract or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein, the entire contents of the Company's website, and all subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf, are expressly qualified in their entirety by this cautionary statement.


                          PART II: OTHER INFORMATION
ITEM 1: LITIGATION

(a)	Proctor & Gamble v. Company  The litigation filed by Proctor &
Gamble against the Company has been settled without requiring the payment of any funds. To the best of management's knowledge, there is no other litigation filed or pending against the Company.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.
		3.1  Articles of Incorporation and Bylaws
		(a)	Articles of Incorporation incorporated by reference
                        to exhibits to Company's General Form of Registration of Securities of Small Business Issuers on Form 10-SB previously filed with the Commission.

		(b)	Bylaws incorporated by reference to exhibits to
                        Company's General Form of Registration of Securities of Small Business Issuers on Form 10-SB previously filed with the Commission.

                31.	Rule 13a-14(a)/15d-14(a) Certifications of Gail
                        Binder and Olga Savelov.

                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Gail Binder, certify that:

1. I have reviewed this report on Form 10-QSB of Sassoon Group, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including any subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;


c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying Officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 13, 2003

By: /s/Gail Binder
    ----------------
    Gail Binder
    Chief Executive Officer

                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Olga Savelov, certify that:

1. I have reviewed this report on Form 10-QSB of Sassoon Group, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including any subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying Officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 13, 2003


By: /s/Olga Savelov
    --------------------
    Olga Savelov
    Chief Financial Officer

32.	Certifications pursuant to 18 U.S.C Section 1350 as adopted
pursuant to Section 906 of the Sarbanes Oxley Act of 2002

 CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Sassoon Group, Inc. on Form 10_QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, the undersigned certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.


 Dated: November 13, 2003
                                    By: /s/Gail Binder
				         ------------------------
                                    	  Gail Binder
                                    	  Chief Executive Officer



 Dated: November 13, 2003
                                     By: /s/Olga Savelov
					   ----------------------
                                         Olga Savelov
				          Chief Financial Officer


(b)	Reports on Form 8-K.
		(1) August 29, 2003, 8-K filed for "Change of Control of
Registrant".



SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

 Sassoon Group, Inc.

 By: /s/Gail Binder
 -----------------------------------------
 Gail Binder, Chief Executive Officer
 Date: November 13, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 By: /s/Olga Savelov
 -----------------------------------------
 Olga Savelov, Chief Financial Officer
 Date: November 13, 2003