Form 10KSB
period 2003-12-31
BIB HOLDINGS LTD
filed 2004-03-18
CIK 1127242

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 2003.

                                    000-32143
                             Commission File Number

                               BIB HOLDINGS, LTD.
                               ------------------

                 (Name of small business issuer in its charter)




          Nevada                                                 33-0895699
          -------                                                ----------
State or other jurisdiction                                     IRS Employer
      of incorporation                                       Identification No.


         7409 Oak Grove Avenue, Las Vegas, Nevada 89117, (702) 243-8809 (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The registrant's revenues from continuing operations for the year ended December 31, 2003 were $3,567,002.

As of March 2, 2004, the aggregate market value of the common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $1,529,389

As of March 2, 2004, the registrant had 53,889,270 shares of common stock, par value $.001 per share, outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                           INTRODUCTION AND BACKGROUND

      We design import, sell and market branded and non-branded apparel. We have a showroom in New York, distribution center in Pennsylvania and a distribution center in Las Vegas, within a foreign trade zone that exempts shipments of our products to Mexico from duty taxes. We design, source and market a brand of jeanswear and apparel under the M. Sasson(R), Home Turf and New Terrain labels as well as private label. Product lines have included, sportswear, underwear, loungewear and outerwear, as well as accessories such as ties, hats, scarves, gloves, jewelry, backpacks, and small leather goods as well as apparel. We distribute our clothing via leading retailers, such as Wal*Mart, Sam's Club, T.J. Maxx, Century 21, J.C. Penney, Burlington Coat Factory, 7th Avenue and Swiss Colony, throughout the United States and abroad.

                           WHOLESALE MODERATE APPAREL

      Our brands cover a broad array of categories for the women's, men's, young men's, juniors and missy markets. Within those brands, various product classifications include jeanswear, casual sportswear, loungewear and accessories. Jeanswear and casual sportswear are marketed as individual items or groups of skirts, pants shorts, jackets, knits and woven tops and related accessories which, while sold as separates, are coordinated as to styles, color schemes and fabrics, and are designed to be worn together. New collections are introduced in four principal selling seasons - Spring, Summer, Fall and Holiday. Each season is comprised of a series of individual items or groups which have systematically spaced shipment dates to ensure a fresh flow of goods to the retail floor. In addition, certain labels offer key item styles, which are less seasonal in nature, on a replenishment basis (which ship generally within three to five days from receipt of order).

                       LICENSE AGREEMENT WITH MARK TM, LLC

      We have acquired the exclusive license to manufacture, promote, sell and distribute Missy, Juniors' and Young Men's apparel under the name M. Sasson(R) and to use the M. Sasson(R) trademark in the United States.

      The exclusive license agreement was entered into in November of 2003. It has an initial term until April 30, 2009 with five one-year renewals upon the meeting of certain minimum-guarantee objectives. The minimum guarantees that we must meet each year of the license agreement to retain the exclusive license for the name M. Sasson(R) are as follows:

                       YEAR                 TIME PERIOD                 GUARANTEED SALES              GUARANTEED ROYALTY
                 ----------------- ------------------------------ ------------------------------ -----------------------------

                 One                    11/11/03 - 4/30/05                    $10,000,000                     $  500,000
                 ----------------- ------------------------------ ------------------------------ -----------------------------
                 Two                      5/1/05 - 4/30/06                    $15,000,000                     $  750,000
                 ----------------- ------------------------------ ------------------------------ -----------------------------
                 Three                    5/1/06 - 4/30/07                    $20,000,000                     $1,000,000
                 ----------------- ------------------------------ ------------------------------ -----------------------------
                 Four                     5/1/07 - 4/30/08                    $25,000,000                     $1,250,000
                 ----------------- ------------------------------ ------------------------------ -----------------------------
                 Five                     5/1/08 - 4/30/09                    $30,000,000                     $1,500,000
                 ----------------- ------------------------------ ------------------------------ -----------------------------

      In order for us to be able to renew the license for each of the one-year renewal periods, we must achieve guaranteed sales of $30,000,000 and minimum royalty payments of $1,500,000 during the fifth contact year and during each subsequent renewal year.

      We will pay a royalty of five percent of the net sales of apparel (three percent of "off price goods" limited to a total of 5% during each contract year) bearing the name M. Sasson(R). We are required to pay the royalty on certain fixed dates during the license period as follows:

                 YEAR          SCHEDULED PAYMENT DATE         MINIMUM ROYALTY DUE
                 ------------- ------------------------------ ---------------------------

                 One             Upon signing contract              $250,000
                 ------------- ------------------------------ ---------------------------
                                              11/20/04              $125,000
                 ------------- ------------------------------ ---------------------------
                                               5/20/05              $125,000
                 ------------- ------------------------------ ---------------------------
                 Two                           8/20/05              $187,500
                 ------------- ------------------------------ ---------------------------
                                              11/20/05              $187,500
                 ------------- ------------------------------ ---------------------------
                                               2/20/06              $187,500
                 ------------- ------------------------------ ---------------------------
                                               5/20/06              $187,500
                 ------------- ------------------------------ ---------------------------
                 Three                         8/20/06              $250,000
                 ------------- ------------------------------ ---------------------------
                                              11/20/06              $250,000
                 ------------- ------------------------------ ---------------------------
                                               2/20/07              $250,000
                 ------------- ------------------------------ ---------------------------
                                               5/20/07              $250,000
                 ------------- ------------------------------ ---------------------------
                 Four                          8/20/07              $312,500
                 ------------- ------------------------------ ---------------------------
                                              11/20/07              $312,500
                 ------------- ------------------------------ ---------------------------
                                               2/20/08              $312,500
                 ------------- ------------------------------ ---------------------------
                                               5/20/08              $312,500
                 ------------- ------------------------------ ---------------------------
                 Five                          8/20/08              $375,000
                 ------------- ------------------------------ ---------------------------
                                              11/20/08              $375,000
                 ------------- ------------------------------ ---------------------------
                                               2/20/09              $375,000
                 ------------- ------------------------------ ---------------------------
                                               5/20/09              $375,000
                 ------------- ------------------------------ ---------------------------

      Upon execution of the license agreement, we paid $250,000 to Mark TM, LLC, the owner of the M. Sasson(R) trademark. The $250,000 fee was half of the minimum royalty fee we owe during the first contract year.

                                     DESIGN

      Each of our apparel product lines has a design team which is responsible for the creation, development and coordination of the product group offerings within each line. We believe our design staff is recognized for its distinctive styling of garments and its ability to update fashion classics with contemporary trends. Our apparel designers collate fabrics and colors from throughout the world and stay continuously abreast of the latest fashion trends. In addition, we actively monitor the retail sales of our products to determine changes in consumer trends.

      For most sportswear lines, we will develop several groups in a season. A group typically consists of an assortment of skirts, pants, jeans, shorts, jackets, woven and knit tops, t-shirts and various accessories.

      In accordance with standard industry practices for licensed products Jordache has the right to approve our designs for the M. Sasson(R) product line.

                                    SOURCING

      Our sourcing strategy is to contract for the manufacture of our products. Outsourcing allows us to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. We inspect products manufactured by contractors to determine whether they meet our standards. See "Quality Control."

      Our production and sourcing staff and overseas buying agents oversee all aspects of apparel manufacturing and production, and research and development of new products and sources. Our buying agents perform duties including sourcing, production scheduling and quality control functions. In addition, we may utilize various buying sub-agents that perform similar services for us. In some cases, sourcing is done with the contractor directly by us.

      We have our products manufactured according to plans prepared each year which reflect prior years experience, current fashion trends, economic conditions and management estimates of a line's performance. In certain cases, we separately negotiate with suppliers for the purchase of required raw materials by our contractors in accordance with our specifications. We believe that our policy of limiting our commitments for purchases early in the season reduces our exposure to excess inventory.

                                SOURCES OF SUPPLY

      In almost all cases, we purchase finished goods from our contractors who are responsible for purchasing raw materials to our specifications. Therefore, we do not have long-term raw materials contracts.

      We regard our access to offshore sources of finished goods and outside production as good. We are not dependent on any single third party producer.
Alternate competitive sources are available, and we do not anticipate significant difficulty in meeting our supply and outside production requirements. There are occasions however, where we are unable to take customer orders on short notice because of the minimum lead time required to produce a garment that is acceptable to the customer with respect to cost, quantity, quality and service.

                                 QUALITY CONTROL

      Our quality control program is designed to ensure that purchased goods meet our standards. We inspect prototypes of each product prior to cutting by the contractors and our agents perform two-in-line inspections and a final inspection prior to shipment. In addition, we inspect samples during all phases of the production cycle. All finished goods are shipped to, and re-inspected at our Pennsylvania and Nevada facilities for all distribution. While our return policy permits customers to return defective products for credits, less than 2% of our shipments in fiscal 2003 were returned as defective under this policy.

                                    LOGISTICS

      We operate two dedicated distribution centers in the United States and we also occasionally outsource distribution activities to third party logistics providers. Distribution center activities include receiving finished goods from our contractors, inspecting those products and shipping them to our customers. We continually explore opportunities in all of our regions to improve efficiencies in both our in-bound and out-bound logistics activities.

                          SEASONAL ASPECTS OF BUSINESS

      Although our business is impacted by general seasonal trends characteristics of the apparel and retail industries, we do not consider our revenue and earnings to be highly seasonal. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year.

                               SALES AND MARKETING

      We design and market our products in all major retail channels, including:

      -     national and regional chain stores;
      -     mail order and catalog firms;
      -     mass merchants;
      -     department stores; and
      -     chain and upscale independent specialty stores.

      We sold products to 140 and 85 customers in fiscal 2002 and 2003, respectively. Our five largest customers accounted for approximately 89% and 84% of our gross sales in fiscal 2002 and 2003, respectively. Wal*Mart accounted for approximately 22% and 48% of our gross sales in fiscal 2002 and 2003, respectively. Sam's Club accounted for approximately 59% and 14% of our gross sales for fiscal 2002 and 2003, respectively. Based on information received from Sam's Club the product that generated a large portion of the sales from this customer did not continue for Sam's Club's domestic stores in 2003 and therefore we anticipate that Sam's Club will continue at 2003 gross revenue levels versus 2002 levels.

      We employ a sales force consisting of salaried and commissioned sales employees and independent commissioned sales representatives. We maintain apparel sales offices and showrooms in New York. We also work with independent commissioned sales representatives who maintain their own showrooms. We conduct a majority of our business by direct contacts between our salaried executives and buyers and other executives of our customers.

      Several of our product lines are designed and manufactured in anticipation of orders for sale to department and specialty stores and certain specialty chain and mail order customers. We make commitments for production in connection with these lines. In the case of imports, these commitments can be up to several months prior to the receipt of firm orders from customers. These lines include brand names or customers' private labels.

      We work closely with many customers to develop large volume product programs prior to commencement of production, enabling us to take advantage of relative efficiencies in planning and utilization of production facilities. Products sold under these programs are in the popular price range and usually carry the customers' trademarks, although we offer some branded programs for this customer market.

                                 CREDIT CONTROL

      We manage our own credit function. We sell our merchandise primarily to major stores across the United States and extend credit based on an evaluation of the customer's financial condition. We monitor credit levels and the financial condition of our customers on a continuing basis to minimize credit risk. We do not factor our accounts receivables or maintain credit insurance to manage the risks of bad debts, although we may do this in the future. Our addition to bad debt reserve was $25,000 in fiscal 2003, representing less than one percent of net revenues. See "Risk Factors--Risks Related to Our Business--Our business could be negatively impacted by the financial instability of our customers."

                         IMPORTS AND IMPORT RESTRICTIONS

      Our transactions with our foreign manufacturers and suppliers are subject to the risks of doing business aboard. Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties and restrictions. The United States, China, India, Nepal, Sri Lanka, and other countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.

      Our imports operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Hong Kong and Korea. These agreements impose quotas on the amount and type of goods which can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Our imported products are also subject to United States customs duties and in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges.

      We monitor duty, tariff and quota related developments and continually seek to minimize our potential exposure to quota-related risks through, among other measures, geographical diversification of our manufacturing sources, the maintenance of overseas buying agents, allocation of overseas production to merchandise categories where more quota is available and shifts of production among countries and manufacturers.

      Because our foreign manufacturers are located at greater geographic distances from us than our domestic manufacturers, we are generally required to allow greater lead time for foreign orders, which reduces our manufacturing flexibility. Foreign imports are also affected by high costs of transportation into the United States.

      In addition to the factors outlined above, our future import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, any significant fluctuation in the value of the dollar against currencies and restrictions on the transfer of funds.

                                     BACKLOG

      As of December 31, 2003, and December 31, 2002, we had booked orders amounting to approximately $479,000 and $1,803,000, respectively, all of which will be or were shipped within six months after each such date. These numbers represent only store orders on hand and do not include private-label contract balances. A growing percentage of our business consists of at-once EDI "Quick Response" programs with large retailer. Replenishment shipments under these programs generally possess such an abbreviated order life as to exclude them from backlog completely. In addition, our new licensing agreement for the M. Sasson(R) brand was signed in November 2003 and therefore no orders for this new line are in backlog. We therefore do not believe that this backlog information is indicative of sales to be expected in calendar 2004.

                                   COMPETITION

      We sell our products in a highly competitive domestic market in which numerous U.S.- based and foreign manufacturers compete. No single manufacturer or small group of manufacturers dominates the apparel industry. There are numerous apparel firms with greater sales and financial resources.

      Competition within the apparel industry is based upon styling, marketing, price, quality, and customer service and with respect to branded product lines, consumer recognition and preference. We believe we compete effectively with other members of the industry with regard to all of these factors. Successful competition in styling and marketing is related to our ability to foresee changes and trends in fashion and consumer preference and to present appealing product programs to our customers. Successful competition in price, quality and customer service is related to our ability to maintain efficiency in outsourcing and distribution.

      We believe that choosing the most competitive countries for the production of our products is critical to our competitiveness. The most competitive location to produce or source a particular product depends on a variety of factors. These factors include availability of globally competitive fabric and other raw materials, labor and manufacturing costs, ability to meet quality standards, required lead times, logistics and the impact of international trade rules and trade preference agreements and legislation on apparel exports from that country to the United States.

EMPLOYEES

      As of March 1, 2003 we had 22 non-union employees of which five are executives, two are administrative and finance, two are technical, five are sales and design and eight are warehouse employees. We consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

      We own a 15,000 square foot warehouse facility in Pocono Summit, Pennsylvania and also own a strip shopping center on the same property. The warehouse is used as a distribution center for our apparel and accessories business and we generate rental income from leasing space in the strip center. We also lease a showroom and administrative offices in New York, New York under a 10 year lease. Current rent is approximately $9,800 per month. In addition, we lease, on a month to month basis, approximately 5,000 square feet of warehouse space in Las Vegas, Nevada in a Foreign Trade Zone. Current rent is approximately $2,800 per month. We believe that our owned and leased property is sufficient for our current and immediately foreseeable operating needs.

ITEM 3. LEGAL PROCEEDINGS.

      From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

      On December 30, 2003, we received notice from an attorney representing Richard Taulli, our former Secretary and a former member of our Board of Directors, indicating that Mr. Taulli intends to file a lawsuit against us relating to his consulting agreement. To date, we have not received either a summons or complaint. Management vigorously contests the allegations and if a suit is filed, anticipates defending the case vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On September 12, 2003, a shareholders meeting was held, whereby a majority of our stockholders voted in favor of amending our articles of incorporation to change our name from Specialized Leasing, Inc. to Sassoon Group, Inc.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                            MARKET FOR COMMON EQUITY

      Our common stock trades on the NASD Over-The-Counter Bulletin Board under the symbol "BIBO." The Over-The-Counter Bulletin Board is sponsored by the National Association of Securities Dealers (NASD) and is a network of security dealers who buy and sell stocks.

      For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                   Low($)    High($)
                                   ------    ------
2002
----
Second Quarter (1)                  0.01      0.01
Third Quarter                       0.01      0.12
Fourth Quarter                      0.01      1.00

2003
----
First Quarter                       0.01      1.50
Second Quarter                      0.16      1.39
Third Quarter                       0.10      0.60
Fourth Quarter                      0.13      0.47

2004
----
First Quarter (2)                   0.09      0.26

(1)   Our stock first started trading on June 27, 2002
(2)   As of March 4, 2004

      As of March 2, 2004, management believes there to be approximately 96 holders of record of our common stock. To date, we have not paid any dividends on our common stock. We do not currently intend to pay dividends in the future. We are prohibited from declaring or paying dividends while certain debentures or warrants are outstanding.

                     RECENT SALES OF UNREGISTERED SECURITIES

The shares described below represent certain equity securities of BIB Holdings sold by BIB Holdings during the period covered by this report that were not registered under the Securities Act, all of which were issued by BIB Holdings pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions. In each case, the securities were sold to accredited investors, as determined by an investor questionnaire executed in conjunction with the respective subscription agreements.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

None.

SALES OF DEBT FOR CASH

In January 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $1,200,000 principal amount of convertible debentures. The convertible debentures are due and payable, with 5% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. The investors are obligated to provide us with the funds as follows:

         -    $300,000 was disbursed on January 7, 2004

         -    $680,000 was disbursed on January 28, 2004

         -    $220,000 was disbursed on February 11, 2004.

      The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $.204 or (ii) an amount equal to eighty percent (80%) of the lowest daily volume weighted average price of the common stock for the five trading days immediately preceding the conversion date. At maturity, we have the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $.204 or (ii) an amount equal to eighty percent (80%) of the lowest daily volume weighted average price of the common stock for the five trading days immediately preceding the conversion date.

EQUITY LINE OF CREDIT

      In January 2004, we entered into an equity line of credit with Cornell Capital Partners, L.P. Pursuant to the equity line of credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the equity line of credit, Cornell Capital Partners will pay 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. We also gave Cornell Capital Partners 1,780,233 shares of our common stock upon execution of the equity line of credit. Further, we have agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that we receive under the Equity Line of Credit. In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the equity line of credit. For its services, Newbridge Securities Corporation received 61,387 shares of our common stock.

OPTION GRANTS

None.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

      o     discuss our future expectations;
      o contain projections of our future results of operations or of our financial condition; and
      o     state other "forward-looking" information.

      We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

CRITICAL ACCOUNTING POLICIES

      Our financial statements are prepared based on the application of accounting principles generally accepted in the United States of America. These accounting principles require us to exercise significant judgment about future events that affect the amounts reported throughout our financial statements. Actual events could unfold quite differently than our previous judgments had predicted. Therefore the estimates and assumptions inherent in the financial statements included in this report could be materially different once those actual events are known. We believe the following policies may involve a higher degree of judgment and complexity in their application and represent critical accounting policies used in the preparation of our financial statements. If different assumptions or estimates were used, our financial statements could be materially different from those included in this report.

      Revenue Recognition: The Company recognizes revenues in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB
101). The Company designs, imports and sells market branded and non-branded apparel. Revenue from such product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. At this time the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally when the goods are shipped and all significant obligations of the Company have been satisfied.

      Accounts Receivable: We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. During the 2003 year, we reduced our estimated allowance for bad debts by $45,000 because of better than expected collection results. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

      Realizability of Inventory Values: We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. During the 2003 year, we recorded a write-down to inventory of $424,000 to adjust certain lines to the current market value. We believe that our current inventory is saleable and have not recorded any further provisions for excess or obsolete inventory.

Property and Equipment: We have recorded property and equipment at historical cost less accumulated depreciation or amortization. The determination of useful economic lives and whether or not these assets are impaired involves significant judgment.

GENERAL

      We design, import and sell market branded and non-branded apparel. We have a showroom in New York, distribution center in Pennsylvania and a distribution center in Las Vegas, within a foreign trade zone that exempts shipments of our products to Mexico from duty taxes. We design, source and market a brand of jeans-wear and apparel under the M. Sasson(R), Home Turf and New Terrain labels as well as private label. Product lines include sportswear, underwear, loungewear and outerwear, as well as accessories such as ties, hats, scarves, gloves, jewelry, backpacks, and small leather goods as well as apparel. We distribute our clothing via leading retailers, such as Wal*Mart, Sam's Club, T.J. Maxx, Century 21, J.C. Penney, Burlington Coat Factory, 7th Avenue and Swiss Colony, throughout the United States and abroad.

      As of December 31, 2003 the Company's financial statements reflected negative equity of $1,933,002 and negative working capital of $1,374,826 as a result of a net loss of $3,190,012 for the year ended December 31, 2003. In addition, the Company was delinquent on certain loans due. In January 2004, subsequent to the balance sheet date, the Company obtained funding to retire certain debt and also entered into an equity line of credit to provide additional working capital. See discussion below.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

      Revenues for the year ended December 31, 2003 were $3,567,000 or 64.9% below the revenues of $10,171,000 recorded in the prior year. The loss of a major program from one customer accounted for the vast majority of the decrease in revenues.

      Gross profit as a percentage of revenue was -6% and 24.2% for the years ended December 31, 2003 and 2002, respectively. The reduction in gross profit as a percentage of revenues is a result of losing the major program from one customer, which carried a high gross margin, selling inventory, in some cases, at a loss, and taking orders at lower gross margins to generate cash. In addition, during the 2003 year, we recorded a write-down of inventory (amounting to approximately $424,000) in order to more properly reflect the market value of certain lines. Gross profit in absolute dollars decreased by $2,671,000. We anticipate gross margin for 2004 will increase above 2003 levels as we begin to ship products under the newly-licensed M. Sasson(R) brand and our private label business returns to historical gross margin levels.

      Operating expenses include shipping expenses, showroom expenses, selling expenses and general and administrative expenses. Showroom expenses include inside sales costs, rent and related insurance expenses. Selling expenses include advertising, sales commissions, travel and entertainment expenses and designers' salaries and fringes. These operating expenses increased by $529,000 to $2,881,000 for the year ended December 31, 2003 compared to the prior year. Increases in advertising, professional and consulting fees, sales commissions (including the initial royalty payment of $250,000 under the M. Sasson(R) brand license agreement) and office salaries were only marginally offset by decreases in shipping expenses, bank charges and bad debt expenses.

      Rental income increased by $17,000 to $67,000 in the current year as compared to the year ended December 31, 2002. Increased occupancy at our owned strip center adjacent to our owned warehouse facility in Pennsylvania is the reason for this increase.

      Interest expense decreased by $27,000 to $163,000 for the twelve months ended December 31, 2003 compared to the twelve months ended December 31, 2002. A decrease in borrowings due to lower revenues was the primary reason for the decrease in interest expense.

      In 2002 we recorded extraordinary income of $144,000 resulting from the forgiveness of a loan and related interest. This loan was forgiven in exchange for the assignment of life insurance proceeds of an officer.

      As a result of the above, we incurred a net loss of $3,190,000 for the year ended December 31, 2003 compared to net income of $154,000 for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2003 we had cash of $30,000 and had a working capital deficit of $1,375,000. In addition we had overdue loans due to PNC Bank in the amount of $575,000. During January 2004, subsequent to the balance sheet date, we fully repaid these loans from the proceeds of a convertible debenture described below. The bank has released all liens on our assets and we are seeking additional asset-based financing against our receivables and inventory. We do not currently have any contracts, plans or agreements in place for any additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

      The following is a description of certain transactions that were entered into to help provide funds for ongoing operations:

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners on January 7, 2004 for the sale of $1,200,000 in convertible debentures.

      The debentures issued pursuant to the January 2004 Securities Purchase Agreements bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the investor's option at the lower of the following:

      o     $0.204; or

      o eighty percent (80%) of the lowest daily volume weighted average price of the common stock for the five (5) trading days immediately preceding the conversion date.

      The full principal amount of the convertible debentures is due upon default under the terms of convertible debentures. We were obligated to register the resale of the conversion shares issuable upon conversion of the debenture under the Securities Act of 1933, as amended, no later than thirty (30) days from January 7, 2004. The Registration Statement was filed on January 23, 2004 and declared effective on February 10, 2004.

      On January 7, 2004, we entered into an equity line of credit with one investor. Pursuant to the equity line of credit, we may, at our discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the equity line of credit, the investor will pay 98% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. The investor, Cornell Capital Partners, LP is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. We also issued Cornell Capital Partners 1,780,233 shares of our common stock upon execution of the equity line of credit. Further, Cornell Capital Partners, LP will retain 5% of each advance under the equity line of credit. In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the equity line of credit. For its services, Newbridge Securities Corporation received 61,387 shares of our common stock. We are obligated to prepare and file with the Securities and Exchange Commission a registration statement to register the resale of the shares issued under the equity line of credit agreement prior to the first sale to the investor of our common stock. This Registration Statement was filed on January 23, 2004 and declared effective on February 10, 2004.

      On March 2, 2004, we received an advance of $500,000 from Cornell Capital Partners L.P. under the equity line of credit agreement. We gave Cornell Capital Partners L.P. a promissory note in the amount of $500,000 with an interest rate of 12% to be repaid out of the proceeds to be received by us under the equity line of credit. We escrowed 10 advance notices under the equity line of credit, each in the amount of $50,000, which will be released from escrow every seven calendar days commencing March 22, 2004. With each advance, Cornell Capital Partners L.P. will sell $50,000 worth of our common stock that we have placed in escrow under the equity line of credit, and the net proceeds from these advances will be applied to reduce the promissory note. We used the $500,000 advance for working capital purposes.

      We believe that the above-described actions will provide us with the immediate financial requirements to enable us to continue as a going concern. In the event that we are unable to raise additional funds, we could be required to either substantially reduce or terminate our operations.

      We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report - Current Auditor                                         F - 2

Independent Auditors' Report - Predecessor Auditor                                     F - 3

Balance Sheets as of December 31, 2003 and 2002                                        F - 4

Statements of Operations for the Years Ended December 31, 2003 and 2002                F - 5

Statement of Stockholders' Equity for the Two Years Ended December 31, 2003            F - 6

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002                F - 7

Notes to Financial Statements                                                          F - 8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
BIB Holdings, Ltd.
New York, NY

We have audited the accompanying balance sheet of BIB Holdings, Ltd. as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of BIB Holdings, Ltd. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ LAZAR LEVINE & FELIX LLP

New York,  New York
February 13, 2004 except for
the final  paragraph of Note 12
the date of which is March 2, 2004

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
BIB, LTD. T/A. TC Group.

We have audited the accompanying balance sheets of BIB, LTD. T/A. TC Group. as of December 31, 2002 and the related statements of income and retained earnings and statements of cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIB, LTD. T/A. TC Group as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Chavez & Koch, CPA's


September 22, 2003
Henderson, Nevada

                               BIB HOLDINGS, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                                                    2003              2002
                                                                                             -----------------    ----------------

                                                                      - ASSETS -
CURRENT ASSETS:
     Cash and cash equivalents                                                               $         29,860     $         98,424
     Accounts receivable, net of allowance for doubtful accounts of
       $25,000 and $70,000 for 2003 and 2002, respectively                                            173,081              284,216
     Inventories                                                                                      469,846            1,495,945
     Prepaid expenses and other current assets                                                         66,090               83,610
                                                                                             ----------------     ----------------
TOTAL CURRENT ASSETS                                                                                  738,877            1,962,195
                                                                                             ----------------     ----------------

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION                                                         610,779              614,828
                                                                                             ----------------     ----------------

OTHER ASSETS:
     Security deposits                                                                                 24,508               11,060
     Receivable from affiliates                                                                       148,561              160,606
     Other assets                                                                                          -                   442
                                                                                             ----------------     ----------------
                                                                                                      173,069              172,108
                                                                                             ----------------     ----------------

                                                                                             $      1,522,725     $      2,749,131
                                                                                             ================     ================


                                         - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Bank line of credit                                                                     $        440,000     $        400,000
     Accounts payable                                                                                 768,928              311,283
     Customer deposits                                                                                398,436              362,078
     Accrued expenses                                                                                 336,986              250,749
     Accrued interest - related parties                                                                20,639              146,642
     Current portion - long-term debt                                                                 144,918              158,720
     Current portion - capitalized leases                                                               3,796                   -
                                                                                             ----------------     ---------------
TOTAL CURRENT LIABILITIES                                                                           2,113,703            1,629,472
                                                                                             ----------------     ----------------

LONG-TERM LIABILITIES:
     Notes payable - related parties                                                                1,316,759              591,041
     Capitalized leases                                                                                17,236                   -
     Security deposits                                                                                  8,029                8,775
                                                                                             ----------------     ----------------
                                                                                                    1,342,024              599,816
                                                                                             ----------------     ----------------

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 5,000,000 authorized; none issued                                      -                    -
     Common  stock,  $.001  par  value,  300,000,000  shares  authorized;   50,997,650  and
       40,992,600 issued and outstanding at 2003 and 2002, respectively                                50,998               40,993
     Additional paid-in capital                                                                       942,012              214,850
     Retained earnings (deficit)                                                                   (2,926,012)             264,000
                                                                                             -----------------    ----------------
                                                                                                   (1,933,002)             519,843
                                                                                             -----------------    ----------------

                                                                                             $      1,522,725     $      2,749,131
                                                                                             ================     ================

                             See accompanying notes.

                               BIB HOLDINGS, LTD.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                2003                   2002
                                                                                          ----------------       ----------------
REVENUES                                                                                  $      3,567,002       $     10,170,985

COST OF SALES                                                                                    3,780,612              7,713,741
                                                                                          ----------------       ----------------

GROSS PROFIT (LOSS)                                                                               (213,610)             2,457,244
                                                                                          -----------------      ----------------

OPERATING EXPENSES:
     Shipping expenses                                                                              94,470                160,003
     Showroom expenses                                                                             201,083                199,262
     Selling expenses                                                                            1,084,636                724,957
     General and administrative expenses                                                         1,500,349              1,267,542
                                                                                          ----------------       ----------------
                                                                                                 2,880,538              2,351,764
                                                                                          ----------------       ----------------

INCOME (LOSS) FROM OPERATIONS                                                                   (3,094,148)               105,480
                                                                                          -----------------      ----------------

OTHER INCOME (EXPENSE):
     Interest expense                                                                             (163,124)              (190,435)
     Rental income                                                                                  67,260                 50,298
     Interest and other income                                                                          -                  45,000
                                                                                          ----------------       ----------------
                                                                                                   (95,864)               (95,137)
                                                                                          -----------------      -----------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                         (3,190,012)                10,343

         Extraordinary item - extinguishment of debt                                                    -                 144,079
                                                                                          ----------------       ----------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                                 (3,190,012)               154,422

         Provision for income taxes                                                                     -                      -
                                                                                          ----------------       ---------------
NET INCOME (LOSS)                                                                         $     (3,190,012)      $        154,422
                                                                                          =================      ================

EARNINGS (LOSS) PER COMMON SHARE:
     Basic                                                                                $          (.06)       $             -
     Diluted                                                                                         (.06)                     -

WEIGHTED AVERAGE SHARE OUTSTANDING:
     Basic                                                                                      53,357,638             40,996,750
     Diluted                                                                                    53,357,638             40,996,750

                             See accompanying notes.

                               BIB HOLDINGS, LTD.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2003

                                                                                   Additional        Retained            Total
                                                                                    Paid-in          Earnings        Stockholders'
                                                  Shares         Common Stock       Capital          (Deficit)      Equity (Deficit)
                                               --------------  ---------------   --------------  ---------------    ---------------

BALANCE AT DECEMBER 31, 2001                       41,000,900  $        41,001   $      214,850  $       109,578    $       365,429

   Sale of shares                                         850                1               -                -                   1
   Common stock returned and cancelled                 (9,150)              (9)              -                -                  (9)
   Net income for year ended December 31, 2002             -                -                -           154,422            154,422
                                               --------------  ---------------   --------------  ---------------    ---------------

BALANCE AT DECEMBER 31, 2002                       40,992,600           40,993          214,850          264,000            519,843

   Conversion of officer's loans                           -                -           548,105               -             548,105
   Common stock returned and cancelled            (12,000,000)         (12,000)              -                -             (12,000)
   Compensatory shares                             22,005,050           22,005          179,057               -             201,062
   Net loss for year ended December 31, 2003               -                -                -        (3,190,012)        (3,190,012)
                                               --------------  ---------------   --------------  ----------------   ----------------

BALANCE AT DECEMBER 31, 2003                       50,997,650  $        50,998   $      942,012  $    (2,926,012)   $    (1,933,002)
                                               ==============  ===============   ==============  ================   ================

                             See accompanying notes.

                               BIB HOLDINGS, LTD.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                     2003                2002
                                                                                               ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                         $     (3,190,012)   $        154,422
     Adjustments to reconcile net income (loss) to net cash provided (utilized) by operations:
         Depreciation and amortization                                                                   40,510              48,432
         Provision for doubtful accounts                                                                (44,800)                 -
         Compensatory shares                                                                            189,062                  -
     Changes in assets and liabilities:
         Accounts receivable                                                                            155,935             957,138
         Inventories                                                                                  1,026,099             290,781
         Prepaid expenses and other assets                                                               16,117              31,986
         Accounts payable                                                                               331,642            (127,914)
         Customer deposits                                                                               36,358             362,078
         Accrued expenses                                                                                85,491             199,575
         Interest payable - affiliates                                                                       -               17,882
         Security deposits payable                                                                           -                5,433
                                                                                               ----------------    ----------------
              Net cash (used) provided by operating activities                                       (1,353,598)          1,939,813
                                                                                               -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                                           (11,285)                 -
                                                                                               -----------------   ---------------
              Net cash (used) in investing activities                                                   (11,285)                 -
                                                                                               -----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Line of credit advances (repayments)                                                            40,000          (1,620,000)
         Principal payments of long-term debt                                                           (13,802)            (49,395)
         Capitalized lease payments                                                                      (3,702)                 -
         Loans from (payments to) stockholders                                                        1,273,823            (171,994)
                                                                                               ----------------    -----------------
              Net cash provided (utilized) by financing activities                                    1,296,319          (1,841,389)
                                                                                               ----------------    -----------------

NET INCREASE (DECREASE) IN CASH                                                                         (68,564)             98,424

     Cash at beginning of year                                                                           98,424                  -
                                                                                               ----------------    ---------------

CASH AT END OF YEAR                                                                            $         29,860    $         98,424
                                                                                               ================    ================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                                                              $             -     $             -
         Taxes                                                                                 $             -     $             -

     Non-cash items
         Common stock issued                                                                   $             -     $             -

                             See accompanying notes.

                               BIB HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  1  -  DESCRIPTION OF COMPANY/OPERATIONS:

            BIB Holdings, Ltd., (the "Company"), was organized and incorporated on February 24, 2000, under the Nevada Business Corporation Law. On January 1, 2001, BIB Ltd., a wholly owned subsidiary of the Company, acquired all of the assets and liabilities of TC Group, Inc., (a related entity) in a tax-free merger. TC Group, Inc. was organized and incorporated on October 8, 1973 under the Pennsylvania Business Corporation Law of 1988, as amended. On August 15, 2003, BIB Ltd.'s Board of Directors approved an Agreement of Exchange of Common Stock with Specialized Leasing, Inc., an unrelated entity, and the exchange was consummated on August 16, 2003. As a result of this Agreement, Specialized Leasing, Inc. (the legal acquirer) received 100% of the issued and outstanding common stock of BIB Ltd. in exchange for 39,000,000 shares of common stock of Specialized Leasing Inc. On September 16, 2003, Specialized Leasing, Inc. changed its name to Sassoon Group, Inc. and in December 2003 the name was changed to BIB Holdings, Ltd. This reverse merger transaction was treated retroactively as a recapitalization with BIB Ltd. being treated as the accounting acquirer.

            The Company designs, imports and sells market branded and non-branded apparel. The Company has a showroom in New York, a distribution center in Pennsylvania and a distribution center in Nevada within a foreign trade zone that exempts shipments of products to Mexico from duty taxes. The Company also designs and markets a brand of jeans-wear and apparel under the M. Sasson(R), Home Turf and New Terrain labels as well as private label. Product lines include, sportswear, underwear, loungewear and outerwear, as well as accessories such as ties, hats, scarves, gloves, jewelry, backpacks, and small leather goods as well as apparel. The Company distributes its clothing via leading retailers, throughout the United States and Mexico.

            As of December 31, 2003 the Company's financial statements reflected negative equity of $1,933,002 and negative working capital of $1,374,826 as a result of a net loss of $3,190,012 for the year ended December 31, 2003. In addition, the Company was delinquent on certain loans due. In January 2004, subsequent to the balance sheet date, the Company obtained funding to retire certain debt and also entered into an equity line of credit to provide additional working capital. See Note 12 - Subsequent Events.


NOTE  2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      (A)   PRINCIPLES OF CONSOLIDATION:

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, BIB Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

      (B)   ESTIMATES AND ASSUMPTIONS:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                               BIB HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      (C)   FAIR VALUE OF FINANCIAL INSTRUMENTS:

            The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of those instruments. The carrying value of the Company's debt is considered to approximate the fair value of these instruments based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

      (D)   CONCENTRATIONS OF CREDIT RISK:

            Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

            The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes that it is not exposed to any significant credit risk on cash and cash equivalents.

            The Company provides credit to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers, which are concentrated in the retail sector throughout the United States, and generally does not require collateral. The Company has recorded a $25,000 reserve as of December 31, 2003 for potential credit losses. At December 31, 2003, one customer accounted for 67% of total accounts receivable.

      (E)   CASH AND CASH EQUIVALENTS:

            For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

      (F)   COMPREHENSIVE INCOME (LOSS):

            The Company has no items of other comprehensive income in any period presented. As such, net income (loss) as presented in the Statements of Operations equals comprehensive income (loss).


      (G)   ACCOUNTS RECEIVABLE:

            The Company uses the reserve method of accounting for losses arising from uncollectible accounts receivable. Under this method, accounts receivable are written off to bad debt reserve in the period they are deemed to be uncollectible. In the opinion of management, substantially all of the accounts receivable are considered to be realizable at the amounts stated in the accompanying balance sheet. A reserve in the amount of $25,000 and $70,000 has been reflected in the accompanying balance sheets as of December 31, 2003 and 2002, respectively.

                               BIB HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      (H)   INVENTORIES:

            Inventory consists of merchandise held for resale and is stated at the lower of cost (first-in, first-out) or market (net realizable value).

            As a result of market conditions, management conducted a thorough review of its product lines during 2003. Accordingly, a provision for inventory losses of $424,257 was charged against operations in 2003 to write down inventory to its net realizable value. This was based on the Company's best estimates of product sales prices and customer demand patterns.

      (I)   PROPERTY AND EQUIPMENT:

            Property and equipment are stated at cost. Maintenance, repairs, and minor renewals are expensed as incurred; major renewals and betterments are capitalized. When assets are sold, retired, or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts and resulting gains and losses are included in operations. Depreciation and amortization are computed on the straight-line basis and accelerated methods for both financial statement and income tax purposes over the estimated useful lives of the assets. The average estimated useful lives are as follows:

                Building and improvements                  31 - 40 years
                Leasehold improvements                     10 - 20 years
                Machinery and equipment                     5 years
                Computer equipment                          5 years
                Furniture and fixtures                      7 - 10 years
                Transportation equipment                    5 years

      (J)   REVENUE RECOGNITION:

            The Company recognizes revenues in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101).

            The Company designs, imports and sells market branded and non-branded apparel. Revenue from such product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. At this time the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally when the goods are shipped and all significant obligations of the Company have been satisfied.

      (K)   ADVERTISING COSTS:

            Advertising costs are expensed when incurred. For the years ended December 31, 2003 and 2002 advertising costs expensed were $204,918 and $181,657, respectively.

      (L)   SHIPPING AND HANDLING COSTS:

            Shipping and handling costs, which aggregated $70,731 and $134,228 for 2003 and 2002, respectively, are included in shipping expenses on the Statements of Operations.

                               BIB HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      (M)   INCOME TAXES:

            The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such asset will be realized.

            Through August 16, 2003, (the effective date of the Agreement of Exchange, see Note 1), the stockholders of the Company elected to be taxed as an S Corporation for federal income tax purposes. Through such date, federal income taxes were the responsibility of the Company's stockholders. No provision or liability for federal income taxes, as a C Corporation, has been included in the accompanying financial statements because the Company has incurred losses.

      (N)   EARNINGS (LOSS) PER COMMON SHARE:

            Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

      (O)   RECENT ACCOUNTING PRONOUNCEMENTS:

            In May 2003, Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 did not result in the reclassification of any financial instruments in the Company's financial statements.

            In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued effective for contracts entered into or modified after June 30, 2003, with certain exceptions. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." The Company does not currently engage in hedging activities and the adoption of this statement did not have a material effect on its financial statements.

                               BIB HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      (O)   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

            In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities--an interpretation of ARB 51 (revised December 2003)" ("FIN No. 46R"), which includes significant amendments to previously issued FIN No. 46. Among other provisions, FIN No. 46R includes revised transition dates for public entities. The Company is now required to adopt the provisions of FIN No. 46R no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this interpretation is not expected to have a material effect on the Company's financial statements or results of operations.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements.

            In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 applies to exit or disposal activities initiated by the Company after fiscal 2002.

            In April 2002, the FASB issued SFAS No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 generally requires that gains and losses on extinguishment of debt be classified as income or loss from continuing operations rather than as extraordinary items. The adoption of this interpretation in 2003 did not have a material effect on the Company's financial statements or results of operations.

                               BIB HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  3  -  PROPERTY AND EQUIPMENT:

            Property and equipment consisted of the following at December 31, 2003 and 2002:

                                                                                      2003               2002
                                                                                --------------     --------------
                  Building and improvements                                      $     795,514      $     795,514
                  Leasehold improvements                                               122,025            122,025
                  Machinery and equipment                                              468,897            610,952
                  Computer equipment                                                    50,833            232,240
                  Furniture and fixtures                                                27,782             30,641
                  Transportation equipment                                              50,139             90,166
                                                                                --------------     --------------
                                                                                     1,515,190          1,881,538
                  Less: accumulated depreciation and amortization                     (980,712)        (1,343,011)
                                                                                ---------------    ---------------
                                                                                       534,478            538,527
                  Add: Land                                                             76,301             76,301
                                                                                --------------     --------------
                                                                                 $     610,779      $     614,828
                                                                                 =============      =============

            During 2003, the Company wrote off certain assets that were fully depreciated and no longer in service. Depreciation expenses amounted to $40,069 and $48,433 for the years ended December 31, 2003 and 2002, respectively.

            The Company leases a portion of its building located in Pennsylvania to unrelated entities. Rental income for the 2003 and 2002 years aggregated $67,260 and $50,298, respectively.


NOTE  4  -  RECEIVABLE FROM AFFILIATES:

            Included in this amount are life insurance premiums paid by the Company on behalf of the Binder Trust ("the Trust"). The Trust is the owner of a split-dollar life insurance policy on two of the stockholders. Upon the death of both stockholders, the Trust will reimburse the Company for all premiums advanced at that time. This receivable amounted to $148,561 as of December 31, 2003 and December 31, 2002.


NOTE  5  -  LINE OF CREDIT:

            The Company had a $2,250,000 line of credit with a bank that expired June 30, 2003 with interest payable monthly at the bank's prime rate plus 3.5% (7.75% as of December 31, 2002). Borrowings under the credit line are collateralized by all of the Company's assets and personally guaranteed by the majority stockholders. Borrowing under the line is limited to 85% of eligible receivables and 50% of inventory. In addition, the line includes a requirement that certain financial ratios be maintained as well as placing a limit upon stockholder compensation. There was $440,000, and $400,000 outstanding on this credit line at December 31, 2003 and December 31, 2002, respectively. The outstanding balance under this line was fully repaid in January 2004 - see Note 12, Subsequent Events.


                               BIB HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  6  -  LONG-TERM LIABILITIES:

      (A)   LOANS PAYABLE:

            As of December 31, 2003 and 2002, loans payable consisted of the following:

                  2003 2002 Note payable to bank;  requiring monthly payments of
                  $5,066  including   interest  at  an  annual  rate  of  8.75%;
                  collateralized by a first lien mortgage on real estate.  Final payment was due in
                  June 2003.  (1)                                                      $     134,918     $     158,720

                  Other loans                                                                 10,000                -
                                                                                        -------------     ------------
                                                                                              144,918           158,720
                  Less: current maturities                                                    144,918           158,720
                                                                                        -------------     -------------
                                                                                        $          -      $          -
                                                                                        =============     ============

(1)   This  note  was  fully  repaid  in  January  2004 - see  also  Note 12 re:
      Subsequent Events.

      (B)   CAPITALIZED LEASE OBLIGATIONS:

            During 2003, the Company entered into a lease for telephone equipment expiring in 2008. The asset and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases included in depreciation expense for the 2003 and 2002 years aggregated $2,473 and $0, respectively.

            Minimum future lease payments under capital leases as of December 31, 2003 and for each of the next five fiscal years and in the aggregate are:

                     2004                                        $      6,237
                     2005                                               6,237
                     2006                                               6,237
                     2007                                               6,237
                     2008                                               2,599
                                                                 ------------
                     Total minimum lease payments                      27,547
                     Less:  amount representing interest               (6,515)
                                                                 ------------
                                                                 $     21,032
                                                                 ============

            The interest rate on the capitalized leases was based upon the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return. This capital lease provides for a purchase option of $1 at the end of the lease.

                               BIB HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  7  -  RELATED PARTY TRANSACTIONS:

            The Company has notes payable to its majority stockholder in the amount of $1,316,759 and $591,041 as of December 31, 2003 and 2002,
            respectively, which are not payable until June 2006. The notes bear interest at 8.5% and are subordinated to any and all bank debt. The Company has accrued interest on these notes in the amount of $20,639 and $146,642 as of December 31, 2003 and 2002, respectively.

            Interest expense on the above notes amounted to $57,466 and $53,788 for the years ended December 31, 2003 and 2002, respectively.


NOTE  8  -  STOCKHOLDERS' EQUITY:

            In December 2003, the Company's Board of Directors approved increasing the authorized capital of the Company to 300,000,000 shares of common stock and authorized the creation of 5,000,000 shares of blank-check preferred stock.

            As discussed in Note 1, the Company issued an aggregate of 39,000,000 shares of its common stock to the former shareholders of BIB, Ltd. in exchange for their shares of the Company's common stock, in a merger transaction accounted for retroactively as a recapitalization. All share and per share amounts have been restated to reflect the recapitalization for all periods presented.

            During 2002, the Company issued 850 shares of its common stock for proceeds of $1 and a shareholder returned 9,150 shares of common stock which were then cancelled by the Company.

            During 2003 and prior to the reverse merger/recapitalization transaction, an officer/shareholder of the Company agreed to convert $548,105 in loans to additional paid-in capital. Also prior to the reverse merger/recapitalization transaction, the Company received and cancelled 12,000,000 shares of common stock. The Company also issued 22,005,050 shares as compensation to certain consultants which shares were valued in the aggregate at $201,062.


NOTE  9  -  SIGNIFICANT CUSTOMERS:

            During the year ended December 31, 2003, one customer accounted for approximately 63% of sales and at December 31, 2003, accounts receivable from this customer aggregated $145,099.

            During the year ended December 31, 2002, two major customers accounted for approximately 59% and 22% of all sales. As of December 31, 2002, accounts receivable from these customers aggregated $142,181 and $38,442, respectively.


NOTE 10  -  EXTRAORDINARY ITEM:

            The Company had notes payable to a former stockholder of the Company in the amount of $108,920 as of December 31, 2001. The notes bore interest at 8.5% and required no specific repayment terms. The Company also had accrued interest on these notes in the amount of $35,159 as of December 31, 2001.

                               BIB HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 10  -  EXTRAORDINARY ITEM (CONTINUED):

            On April 9, 2002, this former stockholder signed a forbearance agreement whereby he accepted the assignment of a life insurance policy on the then majority stockholder in lieu of payment of principal and interest under these notes. The total outstanding principal and interest amounting to $144,079 was been recorded as other income from an extinguishment of debt in the year ended December 31, 2002.


NOTE 11  -  COMMITMENTS AND CONTINGENCIES:

      (A)   EMPLOYMENT AGREEMENTS:

            In December 1995, the Company entered into a ten-year employment with its Chairman/Chief Executive Officer. The agreement provides for an annual salary of $273,000, discretionary bonuses, health benefits and contains a covenant not to compete clause for 3 years following the termination of this agreement.

            In December 1995, the Company entered into a ten-year employment with its Chief Operating Officer/Secretary Officer. The agreement provides for an annual salary of $104,000, discretionary bonuses, health benefits and contains a covenant not to compete clause for 3 years following the termination of this agreement.

      (B)   LEASES:

            The Company is a party to a non-cancelable lease agreement for their office and showroom in New York, NY. This lease, which expires in March 2013, is subject to escalations. The Company also leases space on a month-to-month lease for its warehouse in Las Vegas, Nevada.

            The future minimum lease payments are shown below:

               2004                          $     118,786
               2005                                121,756
               2006                                124,801
               2007                                127,920
               2008                                139,068
               Thereafter                          642,252
                                             -------------
                                             $   1,274,583

            Rental expense for the years ended December 31, 2003 and 2002, aggregated $159,761 and $175,899, respectively.

      (C)   LEGAL MATTERS:

            A former officer of the Company has made a demand for $40,000 as payment for past services rendered. The Company does not believe this balance is owed and has referred the matter to counsel.

            At times, the Company is involved in various lawsuits incidental to its business. At December 31, 2003, management does not believe that any matter is material to its financial statements.

                               BIB HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 11  -  COMMITMENTS AND CONTINGENCIES (CONTINUED):

      (D)   ROYALTY AGREEMENTS:

            In November 2003, the Company entered into a non-exclusive license agreement to manufacture, promote, sell and distribute apparel under the name M. Sasson(R) and to use the M. Sasson(R) trademark in the United States. This agreement has an initial term until April 30, 2009, with five one-year renewals upon the meeting of certain minimum-guarantee objectives. In order for the Company to be able to renew the license for each of the one-year renewal periods, guaranteed annual sales of $30,000,000 must be met and minimum royalty payments of $1,500,000 during the fifth contract year and during each subsequent renewal year are required. The Company will pay a royalty of five percent of the net sales of apparel (three percent of "off price goods" limited to a total of 5% during each contract year) bearing the name M. Sasson(R). Upon execution of the license agreement, the Company paid $250,000 to Mark TM, LLC, the owner of the M. Sasson(R) trademark, which represents half of the minimum royalty fee for the first contract year.

NOTE 12  -  SUBSEQUENT EVENTS:

            The following is a description of certain transactions that were entered into, subsequent to the year-end, to help provide funds for ongoing operations:

            To obtain funding for its ongoing operations, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners on January 7, 2004 ("the Cornell Agreement") for the sale of $1,200,000 in convertible debentures, which was completed as of February 13, 2004. The debentures are secured by a first mortgage on the Company's facility in Pennsylvania.

            The debentures issued pursuant to the Cornell Agreement bear interest at 5%, mature three years from the date of issuance, and are convertible into the Company's common stock, at the investor's option at the lower of the following:

            (i)   $0.204 or
            (ii) eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date.

            The full principal amount of the convertible debentures are due upon default under the terms of the convertible debentures. The Company was obligated to register the resale of the conversion shares issuable upon conversion of the debentures under the Securities Act of 1933, as amended, no later than thirty (30) days from January 7, 2004. The Registration Statement was filed on January 23, 2004 and declared effective on February 10, 2004.

            A portion of the proceeds received from the convertible debentures were used to fully repay all obligations under the past due loans under the line of credit and mortgage with a bank as detailed in Notes 5 and 6, respectively. The bank has released liens on the Company's assets in conjunction with the payoff of these loans.

                               BIB HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 12  -   SUBSEQUENT EVENTS (CONTINUED):

            In addition, on January 7, 2004, the Company entered into an equity line of credit with one investor. Pursuant to the equity line of credit, the Company may, at its discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the equity line of credit, the investor will pay 98% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. The investor, Cornell Capital Partners, LP is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. The Company also issued to Cornell Capital Partners, 1,780,233 shares of its common stock upon execution of the equity line of credit. Further, Cornell Capital Partners, LP will retain 5% of each advance under the equity line of credit. In addition, the Company engaged Newbridge Securities Corporation, a registered broker-dealer, to advise management in connection with the equity line of credit. For its services, Newbridge Securities Corporation received 61,387 shares of the Company's common stock. The Company is obligated to prepare and file with the Securities and Exchange Commission a registration statement to register the resale of the shares issued under the equity line of credit agreement prior to the first sale to the investor of the Company's common stock. This Registration Statement was filed on January 23, 2004 and declared effective on February 10, 2004.

            On March 2, 2004, the Company received an advance of $500,000 from Cornell Capital Partners L.P. under the equity line of credit agreement and issued a promissory note with an interest rate of 12% to be repaid out of the proceeds to be received under the equity line of credit. The Company escrowed 10 advance notices under the equity line of credit, each in the amount of $50,000, which will be released from escrow every seven calendar days commencing March 22, 2004. With each advance, Cornell Capital Partners L.P. will sell $50,000 worth of Company common stock that have been placed in escrow under the equity line of credit, and the net proceeds from these advances will be applied to reduce the promissory note. The Company used the $500,000 advance for working capital purposes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 28, 2003, the Company engaged Chavez and Koch, LLP as its principal accountant to replace its former principal accountant, Rogelio G. Castro, CPA. Rogelio G. Castro was dismissed on August 28, 2003. The decision to change accountants was approved by the Audit Committee of the registrant.

The reports of the former principal accountants on the financial statements for the period ending March 31, 2002, March 31, 2003 and June 30, 2003 were modified to reflect an uncertainty as to the Company's ability to continue as a going concern. During the audited periods ending March 31, 2002, March 31, 2003 and the subsequent interim period through June 30, 2003 and August 28, 2003, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused him to make reference to the subject matter of the disagreements in connection with his report. The Company has been unable to reach Mr. Castro regarding any disagreements he may have with the contents of this Report. During the audited periods ending March 31, 2002, March 31, 2003 and the subject interim periods, the registrant has not consulted Chavez and Koch, LLP regarding any matter requiring disclosure under Regulation S-K, Item 304(a)(2).

During the audited periods ending March 31, 2002, March 31, 2003 and the subject interim periods, the Company has not consulted with Chavez and Koch, LLP regarding either:

1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Chavez and Koch, LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either subject of  disagreement  or event,  as defined in
Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

On December 23, 2003, the Company dismissed Chavez and Koch, LLP ("C&K") as the Company's principal independent accountant. On December 23, 2003, the Company engaged Lazar Levine & Felix, LLP as its principal independent accountant. The action to engage Lazar Levine & Felix, LLP was taken upon the majority approval of the Board of Directors of the Company.

The Company engaged C&K on August 23, 2003. During the last two fiscal years ended December 31, 2002 and December 31, 2001 and through December 23, 2003, there were no disagreements between the Company and C&K on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of C&K would have caused C&K to make reference to the matter in its reports on the Company's financial statements. During the last two most recent fiscal years ended December 31, 2002 and December 31, 2001 and through December 23, 2003, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During the two most recent fiscal years and through December 23, 2003, the Company has not consulted with Lazar Levine & Felix, LLP regarding either:

1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Lazar Levine & Felix, LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either subject of  disagreement  or event,  as defined in
Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

The Company has requested that C&K furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter, dated December 30, 2003, was filed as Exhibit
16.1 to the Form 8-K filed with the Securities and Exchange Commission on December 31, 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



NAME               AGE   POSITION
----               ---   --------

Mark Binder        63    Chairman of the Board and Director

Gail Binder        54    Chief Executive Officer and Director

Robert Sautter     32    President and Director

Olga Savelov       41    Senior Executive Vice President, Treasurer and Director

Jeffrey Kaplan     55    Executive Vice President and Chief Financial Officer

Ian Binder         22    Secretary

Scott Allinson     42    Director

Martin Levin       45    Director

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. Mark and Gail Binder are husband and wife and the parents of Ian Binder.

MARK BINDER. Mr. Binder has been our Chairman of the Board since August 15, 2003. Mr. Binder is also the Chief Executive Officer of BIB Ltd. (f/k/a Together Craft, Inc., a/k/a TC Group, Inc.), our wholly-owned subsidiary, a position he has held since co-founding the company in 1976. Mr. Binder is married to Gail Binder, our Chief Executive Officer and a director.

GAIL BINDER. Ms. Binder has been our Chief Executive Officer and director since August 15, 2003. Ms. Binder is also the Chief Operating Officer of BIB Ltd. (f/k/a Together Craft, Inc., a/k/a TC Group, Inc.), our wholly-owned subsidiary, a position she has held since co-founding the company in 1976. Ms. Binder received a bachelor of arts degree from Brooklyn College in 1970 and a Masters in Business Administration - Fine Arts from Brooklyn College in 1972. Ms. Binder is married to Mark Binder, our Chairman of the Board.

ROBERT SAUTTER. Mr. Sautter is our President and director, positions he has held since August 15, 2003. Mr. Sautter is also the President of BIB Ltd. (f/k/a Together Craft, Inc., a/k/a TC Group, Inc.), our wholly-owned subsidiary, a position he has held since February 2001. From May 1989 through January 2001, Mr. Sautter was the Vice President of BIB Ltd.

OLGA SAVELOV. Ms. Savelov has been Senior Executive Vice President, Treasurer and director since March 1, 2004. Ms. Savelov was Executive Vice President, Treasurer and director from August 15, 2003 until February 29, 2004. Ms. Savelov is also the Executive Vice President and Treasurer of BIB Ltd. (f/k/a Together Craft, Inc., a/k/a TC Group, Inc.), our wholly-owned subsidiary, a position she has held since 2001. Between 1996 and 2001, Mr. Savelov was the Executive Vice President and Chief Financial Officer for BIB Ltd. Ms. Savelov received an associates degree from the Fashion Institute of Technology in 1984.

JEFFREY KAPLAN. Mr. Kaplan has been our Executive Vice President and Chief Financial Officer since January 1, 2004. Mr. Kaplan was the Executive Vice President of Business Affairs for Viewpoint Corporation, a New York-based interactive graphics company, from November 2001 until September 2003 and the Executive Vice President and Chief Financial Officer from February through November 2001. Mr. Kaplan served as Executive Vice President and Chief Financial Officer of Rare Medium Group, Inc., a New York-based IT professional services firm, from September 1999 until February 2001. From February 1999 until August 1999, Mr. Kaplan was the Executive Vice President, Chief Financial Officer and a director of Safety Components International, Inc., a New Jersey-based manufacturer of airbag cushions. Safety Components filed for bankruptcy in April 2000 and emerged from bankruptcy in October, 2000. Mr. Kaplan has also served as Executive Vice President, Chief Financial Officer and a director of International Post Limited, a New York-based provider of post-production advertising services. Mr. Kaplan received his bachelor of arts degree in political science from Brown University in 1970 and his masters of business administration, finance from New York University in 1972.

IAN BINDER. Mr. Binder has been our Secretary since March 1, 2004. Mr. Binder is also our technical director, a position he has held since 1995.

SCOTT B. ALLINSON, ESQ. Mr. Allinson has been a director since February 27, 2004. Mr. Allinson is currently a partner with Tallman Hudders Sorrentino, a law firm based in Allentown, PA, a position he has held since 1994. From 1989 to 1994, Mr. Allinson was an associate with Tallman Hudders Sorrentino. Mr. Allinson is currently a director of BIB Ltd. and the Lehigh County Industrial Development Corp. Mr. Allinson received a bachelor of arts from Lehigh University in 1983 and a juris doctorate from American University, Washington College of Law in 1986.

MARTIN LEVIN. Mr. Levin has been a director since February 27, 2004. Mr. Levin is a founding partner and the Director of accounting and auditing for Levin, Savchak & Associates, P.C., an accounting firm in Allentown, PA, a position he has held since 1998. Mr. Levin is currently a director of Communication Systems, Inc., an alarm company based in Allentown, PA and Phoebe Floral, Inc., a retail flower shop based in Allentown, PA. Mr. Levin is a Certified Public Accountant. Mr. Levin received his Bachelor of Science in Accounting from Rowan University in 1986.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Except for one Form 3 not filed, five Form 3's filed late, and one Form 4 filed late, based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2003, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation paid or accrued by us to certain of our executive officers during fiscal years ended 2003, 2002 and 2001. Summary Compensation Table

                                                                           Other
                                                          Annual       Restricted     Options       LTIP
  Name & Principal                Salary       Bonus      Compen-        Stock          SARs       Payouts      All Other
      Position          Year        ($)         ($)      sation ($)     Awards ($)     (#)(1)        ($)      Compensation
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Gail Binder,
CEO                     2003 (1) 40,931           0            0            0            0             0             0

--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------

Franklin Scivally,
CEO                     2003 (2)      0           0            0            0            0             0             0

--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Robert T. Yarbray,
President               2002          0           0            0            0            0             0             0

--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
George R. White,
President               2001          0           0            0            0            0             0             0

--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------

(1) From August 15, 2003 through December 31, 2003.

(2) From January 1, 2003 through August 15, 2003.

OPTIONS

No options were exercised or granted during the last fiscal year.

There were no long-term incentive plans or rewards made in fiscal 2003.

EMPLOYMENT AGREEMENTS

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

As of March 2, 2004, there were 53,889,270 shares of common stock, par value $0.001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 2, 2004:

      -     all directors
      - each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding common stock
      -     each executive officer named in the Summary Compensation Table
      -     all directors and executive officers as a group

The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.



Title of Class    Name and Address                 Amount of        Percent of
                  of Beneficial Owner              Beneficial         Class
                                                   Ownership           (1)

Common Stock      Mark Binder                     37,650,000 (2)     69.9%
                  7709 Oak Grove Avenue
                  Las Vegas, Nevada 89117

Common Stock      Gail Binder                     37,650,000 (2)     69.9%
                  7709 Oak Grove Avenue
                  Las Vegas, Nevada 89117

Common Stock      Robert Sautter                           0            0%
                  7709 Oak Grove Avenue
                  Las Vegas, Nevada 89117

Common Stock      Olga Savelov                             0            0%
                  7709 Oak Grove Avenue
                  Las Vegas, Nevada 89117

Common Stock      Jeffrey Kaplan                     500,000            *
                  7709 Oak Grove Avenue
                  Las Vegas, Nevada 89117

Common Stock      Ian Binder                         675,000          1.3%
                  7709 Oak Grove Avenue
                  Las Vegas, Nevada 89117

Common Stock      Scott Allinson                           0            0%
                  7709 Oak Grove Avenue
                  Las Vegas, Nevada 89117

Common Stock      Martin Levin                             0            0%
                  7709 Oak Grove Avenue
                  Las Vegas, Nevada 89117

Common Stock      Shares of all directors and     38,825,000         72.0%
                  executive officers as a
                  group (8 persons)

Common Stock      Cornell Capital Partners, L.P.  15,916,177 (3)     23.4%
                  101 Hudson Street, Suite 3606
                  Jersey City, NJ 07303

* Represents less than 1%

(1)   Based on 53,889,270 shares of common stock currently outstanding.

(2) Includes 24,420,000 shares owned by Gail Binder and 13,230,000 shares owned by Mark Binder. Mark and Gail Binder are husband and wife. Gail Binder exercises no voting power and disclaims beneficial ownership to the 13,230,000 shares owned by Mark Binder. Mark Binder exercises no voting power and disclaims beneficial ownership to the 24,420,000 shares owned by Gail Binder.

(3)   Includes   14,150,944  shares  issuable  upon  conversion  of  convertible debentures in the amount of $1,200,000.

STOCK OPTION PLANS

      On January 20, 2003, the board of directors and stockholders adopted our 2003 Employee/Consultant Stock Compensation Plan. We reserved 1,000,000 shares of common stock for issuance upon grant of stock or exercise of options granted from time to time under the 2003 plan. The 2003 stock compensation plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of stock and stock options.

      Under the stock compensation plan, we may grant stock and stock options only to employees and consultants. The 2003 stock compensation plan is administered directly by our board of directors.

      Subject to the provisions of the stock compensation plan, the board will determine who shall receive stock or stock options, the number of shares of common stock that may be granted or purchased under the options, the time and manner of exercise of options and exercise prices.

      As of March 2, 2004, we have not granted any stock or stock incentives under the 2003 plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During fiscal year 2003, we borrowed $1,307,508.90 from officers and stockholders. Such loans and the terms of such loans are as follows:

   LENDER                          AMOUNT                LOAN DATE             INTEREST RATE        MATURITY DATE
   ------                          ------                ---------             -------------        -------------

Ian Binder (1)                  $    30,000              10-15-03                  8.5%               12-31-04
Mark and Gail Binder            $214,217.69              11-21-03                  8.5%               12-31-04
Mark and Gail Binder            $512,916.73              11-28-03                  8.5%                6-30-05
Mark and Gail Binder            $   473,800               8-11-03                  8.5%                6-30-06
Mark and Gail Binder            $ 76,574.58               5-20-03                  8.5%                6-30-06

(1) Ian Binder is our Secretary and the son of Mark and Gail Binder, our Chairman and Chief Executive Officer, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

We filed the following reports on Form 8-K during our fourth quarter of 2003:

      Form 8-K, October 8, 2003, Item 4 - Reporting the dismissal of Roger G. Castro, CPA as the Company's auditor and the appointment of Chavez & Koch, LLP as the Company's new auditors.

      Form 8-K/A, October 10, 2003, Items 1 and 2 - Amending the Form 8-K filed on August 29, 2003 to included the audited financials of BIB, Ltd. in connection with the Agreement and Plan of Merger between Sassoon Group, Inc. and Specialized Leasing, Inc.

      Form 8-K/A, November 10, 2003, Item 4 - Amending the Form 8-K filed on October 8, 2003 discussing the dismissal of Roger G. Castro, CPA as the Company's auditor and the appointment of Chavez & Koch, LLP as the Company's new auditors.

      Form 8-K/A, November 24, 2003, Item 4 - Amending the Form 8-K filed on October 8, 2003 and the Form 8-K/A filed on November 10, 2003, discussing the dismissal of Roger G. Castro, CPA as the Company's auditor and the appointment of Chavez & Koch, LLP as the Company's new auditors.

      Form 8-K, December 31, 2003, Item 4 - Reporting the dismissal of Chavez & Koch, LLP as the Company's auditors and the appointment of Lazar Levine & Felix LLP as the Company's new auditors.

EXHIBITS

3.1 Articles of Incorporation of the Company filed as Exhibit 3(a) to the registration statement on Form SB-2/A filed with the Commission on July 27, 2001 and incorporated herein by reference.

3.2 Amendment to Articles of Incorporation of the Company, increasing authorized common shares to 100 million, filed with the State of Nevada on January 14, 2003, filed as Exhibit 3(2) to the registration statement on Form SB-2 filed with the Commission on January 23, 2004 and incorporated herein by reference.

3.3 Amendment to Articles of Incorporation of the Company, changing the name of the Company to Sassoon Group, Inc., filed with the State of Nevada on September 15, 2003, filed as Exhibit 3(3) to the registration statement on Form SB-2 filed with the Commission on January 23, 2004 and incorporated herein by reference.

3.4 Articles of Merger between the Company and BIB Holdings, Ltd., a wholly-owned subsidiary of the Company, changing the name of the Company to BIB Holdings, Ltd., filed with the State of Nevada on December 15, 2003, filed as
Exhibit 3(4) to the registration statement on Form SB-2 filed with the Commission on January 23, 2004 and incorporated herein by reference.

3.5 Amendment to Articles of Incorporation of the Company, increasing our authorized common stock to 300,000,000 and creating 5,000,000 shares of blank check preferred stock, filed with the State of Nevada on March 4, 2004, filed as
Exhibit 3(5) to the registration statement on Form SB-2 filed with the Commission on March 5, 2004 and incorporated herein by reference.

3.6 By-Laws of the of the Company, filed as Exhibit 3(6) to the registration statement on Form SB-2 filed with the Commission on March 5, 2004 and incorporated herein by reference.

4.1 Securities Purchase Agreement, dated January 7, 2004, by and among BIB Holdings, Ltd. and Cornell Capital Partners, LP, filed as Exhibit 4(1) to the registration statement on Form SB-2 filed with the Commission on January 23, 2004 and incorporated herein by reference.

4.2 Secured  Convertible  Debenture with Cornell Capital Partners,  LP, filed as
Exhibit 4(2) to the registration statement on Form SB-2 filed with the Commission on January 23, 2004 and incorporated herein by reference.

4.3 Investor Registration Rights Agreement, dated January 7, 2004, by and among BIB Holdings, Ltd. and Cornell Capital Partners, LP, filed as Exhibit 4(3) to the registration statement on Form SB-2 filed with the Commission on January 23, 2004 and incorporated herein by reference.

4.4 Escrow Agreement, dated January 7, 2004, by and between BIB Holdings, Ltd. and Cornell Capital Partners, LP in connection with the Securities Purchase Agreement, filed as Exhibit 4(4) to the registration statement on Form SB-2 filed with the Commission on January 23, 2004 and incorporated herein by reference.

4.5 Security Agreement, dated January 7, 2004, entered into between BIB Holdings, Ltd. and Cornell Capital Partners, LP, filed as Exhibit 4(5) to the registration statement on Form SB-2 filed with the Commission on January 23, 2004 and incorporated herein by reference.

4.6 Irrevocable Transfer Agent Instructions, dated January 7, 2004, by and among BIB Holdings, Ltd., David Gonzalez, American Registrar and Transfer Co. and Cornell Capital Partners, LP, filed as Exhibit 4(6) to the registration statement on Form SB-2 filed with the Commission on January 23, 2004 and incorporated herein by reference.

4.7 Form of Common Stock Purchase Warrant, filed as Exhibit 4(7) to the registration statement on Form SB-2 filed with the Commission on January 23, 2004 and incorporated herein by reference.

4.8 Standby Equity Distribution Agreement, dated January 7, 2004, between Cornell Capital Partners, LP and BIB Holdings, Ltd. , filed as Exhibit 4(8) to the registration statement on Form SB-2 filed with the Commission on January 23, 2004 and incorporated herein by reference.

4.9 Registration Rights Agreement, dated January 7, 2004, by and between BIB Holdings, Ltd. and Cornell Capital Partners, LP, filed as Exhibit 4(9) to the registration statement on Form SB-2 filed with the Commission on January 23, 2004 and incorporated herein by reference.

4.10 Escrow Agreement, dated January 7, 2004, by and between BIB Holdings, Ltd. and Cornell Capital Partners, LP in connection with the Equity Line of Credit of Credit Agreement, filed as Exhibit 4(10) to the registration statement on Form SB-2 filed with the Commission on January 23, 2004 and incorporated herein by reference.

4.11 Placement Agent Agreement, dated January 7, 2004, by and among BIB Holdings, Ltd., Cornell Capital Partners, LP and Newbridge Securities Corporation, filed as Exhibit 4(11) to the registration statement on Form SB-2 filed with the Commission on January 23, 2004 and incorporated herein by reference.

10.1 License Agreement dated as of November 24, 2003, by and between Mark TM, LLC and BIB Ltd. , filed as Exhibit 10(1) to the registration statement on Form SB-2 filed with the Commission on January 23, 2004 and incorporated herein by reference.

31.1 Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302.

31.2 Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302.

31.3 Certification by Principal Accounting Officer pursuant to Sarbanes-Oxley
Section 302.

32.1 Certification by Chief Executive Officer pursuant to 18 U.S. C. Section
1350.

32.2 Certification by Chief Financial Officer pursuant to 18 U.S. C. Section
1350.

32.3 Certification by Principal Accounting Officer pursuant to 18 U.S. C.
Section 1350.

ITEM 14. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    BIB Holdings, Ltd., a Nevada Corporation




Dated: March 17, 2004                       By: /s/ Gail Binder
                                            --------------------------
                                            Gail Binder
                                            Chief Executive Officer

Dated: March 17, 2004                       By: /s/ Jeffrey Kaplan
                                            ---------------------------
                                            Jeffrey Kaplan
                                            Principal Financial Officer

Dated: March 17, 2004                       By: /s/ Olga Savelov
                                            ---------------------------
                                            Olga Savelov
                                            Principal Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                          DATE

/s/Mark Binder                  Chairman of the Board             March 17, 2004
-------------------------       and Director
Mark Binder

/s/Gail Binder                  Chief Executive Officer           March 17, 2004
-------------------------       and Director
Gail Binder

/s/Robert Sautter               President and Director            March 17, 2004
-------------------------
Robert Sautter

/s/Olga Savelov                 Senior Executive Vice President,  March 17, 2004
-------------------------       Treasurer and Director
Olga Savelov

/s/Jeffrey Kaplan               Executive Vice President and      March 17, 2004
-------------------------       Chief Financial Officer
Jeffrey Kaplan

/s/ Scott Allinson              Director                          March 17, 2004
-------------------------
Scott Allinson

/s/ Martin Levin                Director                          March 17, 2004
-------------------------
Martin Levin