Form 10QSB
period 2004-03-31
BIB HOLDINGS LTD
filed 2004-05-14
CIK 1127242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER: 0-32143

                               BIB HOLDINGS, LTD.
             (Exact name of registrant as specified on its charter)

                 NEVADA                                  33-0895699
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)

                              7409 OAK GROVE AVENUE
                             LAS VEGAS, NEVADA 89117

                    (Address of principle executive offices)

                                 (702) 243-8809
                         (Registrant's telephone number,
                              including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes |X|   No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes  |_|   No  |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 77,931,388 shares issued and outstanding as of May 11, 2004

                               BIB HOLDINGS, LTD.

                                      INDEX

PART I    FINANCIAL INFORMATION

          ITEM 1  Balance Sheets - March 31, 2004 (unaudited) and December 31, 2003                        3

                  Statements of Operations -Three Months Ended March 31, 2004 and 2003  (unaudited)        4

                  Statements of Cash Flows - Three Months Ended March 31, 2004 and 2003 (unaudited)        5

                  Notes to Interim Financial Statements (unaudited)                                      6 - 8

         ITEM 2   Management's Discussion and Analysis of Financial Condition and Results of Operations  9 - 12

         ITEM 3   Controls and Procedures                                                                 12

PART II  OTHER INFORMATION

         ITEM 1       Legal proceedings                                                                   13
         ITEM 2       Changes in securities and use of proceeds                                           13
         ITEM 3       Defaults upon senior securities                                                     14
         ITEM 4       Submission of matters to a vote of security holders                                 14
         ITEM 5       Other information                                                                   14
         ITEM 6       Exhibits and Reports on 8-K                                                         14

         SIGNATURES                                                                                       15

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               BIB HOLDINGS, LTD.
                                 BALANCE SHEETS

                                                                                 March 31,      December 31,
                                                                                   2004              2003
                                                                              --------------    --------------
                                                                               (unaudited)
                                        - ASSETS -

CURRENT ASSETS:

     Cash and cash equivalents                                                $       10,584    $       29,860
     Accounts receivable, net of allowance for doubtful accounts of
       $25,000 for 2004 and 2003                                                     208,284           173,081
     Inventories                                                                     394,703           469,846
     Prepaid expenses and other current assets                                       114,871            66,090
                                                                              --------------    --------------
TOTAL CURRENT ASSETS                                                                 728,442           738,877
                                                                              --------------    --------------

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION                                        603,783           610,779
                                                                              --------------    --------------

OTHER ASSETS:

     Security deposits                                                                24,508            24,508
     Receivable from affiliates                                                      148,561           148,561
     Deferred financing costs                                                        464,648                --
                                                                              --------------    --------------
                                                                                     637,717           173,069
                                                                              --------------    --------------

TOTAL ASSETS                                                                  $    1,969,942    $    1,522,725
                                                                              ==============    ==============

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:

     Bank line of credit                                                      $           --    $      440,000
     Accounts payable                                                                690,584           768,928
     Customer deposits                                                               398,436           398,436
     Accrued expenses                                                                188,379           336,986
     Accrued interest - related parties                                               38,550            20,639
     Current portion - loans payable                                                  10,000           144,918
     Current portion - capitalized leases                                              3,917             3,796
                                                                              --------------    --------------
TOTAL CURRENT LIABILITIES                                                          1,329,866         2,113,703
                                                                              --------------    --------------

LONG-TERM LIABILITIES:

     Notes payable - related parties                                               1,346,019         1,316,759
     Capitalized leases                                                               16,210            17,236
     Security deposits                                                                 5,411             8,029
     Notes payable                                                                 1,600,000                --
                                                                              --------------    --------------
                                                                                   2,967,640         1,342,024
                                                                              --------------    --------------

STOCKHOLDERS' EQUITY (DEFICIT):

     Preferred stock, no par value, 5,000,000 authorized; none issued                     --                --
     Common  stock, $.001 par value, 300,000,000 shares authorized;
     55,340,091 and 50,997,650 issued and outstanding at 2004 and 2003,
     respectively                                                                     55,340            50,998
     Additional paid-in capital                                                    1,484,246           942,012
     Accumulated deficit                                                          (3,867,150)       (2,926,012)
                                                                              --------------    --------------
                                                                                  (2,327,564)       (1,933,002)
                                                                              --------------    --------------
TOTAL LIABILITIES AND EQUITY                                                  $    1,969,942    $    1,522,725
                                                                              ==============    ==============


                             See accompanying notes

                               BIB HOLDINGS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              ----------------------------
                                                                                      2004            2003
                                                                              ------------    ------------
REVENUES                                                                      $    470,095    $  1,016,375

COST OF SALES                                                                      505,859         779,233
                                                                              ------------    ------------

GROSS PROFIT (LOSS)                                                                (35,764)        237,142
                                                                              ------------    ------------

OPERATING EXPENSES:

     Shipping expenses                                                              20,908          13,831
     Showroom expenses                                                              59,325          56,194
     Selling expenses                                                              245,883         125,803
     General and administrative expenses                                           531,858         220,243
                                                                              ------------    ------------
                                                                                   857,974         416,071
                                                                              ------------    ------------

(LOSS) FROM OPERATIONS                                                            (893,738)       (178,929)
                                                                              ------------    ------------

OTHER INCOME (EXPENSE):

     Interest and financing costs                                                  (60,306)        (27,794)
     Rental income                                                                  12,906          17,883
     Interest and other income                                                          --           1,000
                                                                              ------------    ------------
                                                                                   (47,400)         (8,911)
                                                                              ------------    ------------

(LOSS) BEFORE PROVISION FOR INCOME TAXES                                          (941,138)       (187,840)

         Provision for income taxes                                                     --              --
                                                                              ------------    ------------

NET (LOSS)                                                                    $   (941,138)   $   (187,840)
                                                                              ============    ============



(LOSS) PER COMMON SHARE:

         Basic and diluted                                                        $   (.02)       $     --
                                                                                  ========        ========


WEIGHTED AVERAGE SHARE OUTSTANDING:

         Basic and diluted                                                      53,482,144      47,206,649
                                                                              ============    ============


                             See accompanying notes

                               BIB HOLDINGS, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        --------------------------
                                                                                            2004           2003
                                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss)                                                                         $  (941,138)   $  (187,840)
     Adjustments to reconcile net (loss) to net cash (utilized) by operations:
         Depreciation and amortization                                                        9,746          9,473
         Provision for doubtful accounts                                                         --        (45,000)
         Amortization of financing costs                                                     25,493             --
         Amortization of compensatory shares                                                103,805             --
     Changes in assets and liabilities:
         Accounts receivable                                                                (35,203)       109,017
         Inventories                                                                         75,143         19,775
         Prepaid expenses and other assets                                                   21,349         22,891
         Accounts payable                                                                   (60,433)      (108,347)
         Accrued expenses                                                                  (151,225)        (3,419)
                                                                                        -----------    -----------
              NET CASH (USED) BY OPERATING ACTIVITIES                                      (952,463)      (183,450)
                                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Capital expenditures                                                                (2,750)            --
                                                                                        -----------    -----------
              NET CASH (USED) IN INVESTING ACTIVITIES                                        (2,750)            --
                                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Line of credit advances (repayments)                                              (440,000)       130,000
         Principal payments of long-term debt                                              (134,918)       (11,803)
         Capitalized lease payments                                                            (905)            --
         Loans from (payments to) stockholders                                               29,260         (6,000)
         Proceeds from convertible debt                                                   1,200,000             --
         Proceeds from equity line advances                                                 500,000             --
         Financing costs                                                                   (217,500)            --
                                                                                        -----------    -----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                     935,937        112,197
                                                                                        -----------    -----------

NET (DECREASE) IN CASH                                                                      (19,276)       (71,253)

     Cash at beginning of period                                                             29,860         98,424
                                                                                        -----------    -----------

CASH AT END OF PERIOD                                                                   $    10,584    $    27,171
                                                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                                                       $    42,819    $    13,978
         Taxes                                                                          $        --    $        --


                             See accompanying notes

                               BIB HOLDINGS, LTD.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited interim consolidated financial statements of BIB Holdings, Ltd. and its wholly owned subsidiary, BIB Ltd. (collectively "the Company"), contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the Company's financial position as of March 31, 2004 and the results of its operations and its cash flows for the three months ended March 31, 2004. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

         The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2003, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein. The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.

         As of December 31, 2003 the Company's financial statements reflected negative equity of $1,933,002 and negative working capital of $1,374,826 as a result of a net loss of $3,190,012 for the year ended December 31, 2003. In addition, the Company was delinquent on certain loans due. In January 2004, the Company obtained funding to retire certain debt and also entered into an equity line of credit to provide additional working capital. See also Note 4.

         As of March 31, 2004, the Company's financial statements reflected negative equity of $2,327,564, negative working capital of $601,424 and a net loss of $941,138 for the three month period ended March 31, 2004.

NOTE 2 - PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following:

                                                               MARCH 31,      DECEMBER 31,
                                                                 2004             2003
                                                            -------------    -------------
         Building and improvements                          $     795,514    $     795,514
         Leasehold improvements                                   122,025          122,025
         Machinery and equipment                                  468,897          468,897
         Computer equipment                                        50,833           50,833
         Furniture and fixtures                                    30,532           27,782
         Transportation equipment                                  50,139           50,139
                                                            -------------    -------------
                                                                1,517,940        1,515,190
         Less: accumulated depreciation and amortization         (990,458)        (980,712)
                                                            -------------    -------------
                                                                  527,482          534,478
         Add: Land                                                 76,301           76,301
                                                            -------------    -------------
                                                            $     603,783    $     610,779
                                                            =============    =============

                               BIB HOLDINGS, LTD.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 3 - LINE OF CREDIT:

         The Company had a $2,250,000 line of credit with a bank that expired June 30, 2003 with interest payable monthly at the bank's prime rate plus 3.5%. Borrowings under the credit line were collateralized by all of the Company's assets and personally guaranteed by the majority stockholders. There was $440,000 outstanding on this credit line at December 31, 2003 which amount was fully repaid in January 2004.

NOTE 4 - LONG-TERM LIABILITIES:

         On January 7, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners ("the Cornell Agreement") for the sale of $1,200,000 in convertible debentures, which was completed as of February 13, 2004. The debentures are secured by a first mortgage on the Company's facility in Pennsylvania. The debentures issued pursuant to the Cornell Agreement bear interest at 5%, mature three years from the date of issuance, and are convertible into the Company's common stock, at the investor's option at the lower of the following:

         (i)  $0.204 or

         (ii) eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five
              (5) trading days immediately preceding the conversion date.

         A portion of the proceeds received from the convertible debentures were used to fully repay all obligations under the past due loans under the line of credit and mortgage with a bank. The bank has released liens on the Company's assets in conjunction with the payoff of these loans. As of March 31, 2004, Cornell had converted $50,000 of these debentures into Company common shares and the balance owed as of that date was $1,150,000.

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

         On March 2, 2004, the Company received an advance of $500,000 from Cornell Capital Partners L.P. under the equity line of credit agreement and issued a promissory note with an interest rate of 12% to be repaid out of the proceeds to be received under the equity line of credit. The Company escrowed 10 advance notices under the equity line of credit, each in the amount of $50,000, to be released from escrow every seven calendar days commencing March 22, 2004. With each advance, Cornell Capital Partners L.P. will sell $50,000 worth of Company common stock that have been placed in escrow under the equity line of credit, and the net proceeds from these advances will be applied to reduce the promissory note. The Company used the $500,000 advance for working capital purposes. As of March 31, 2004, the balance owed under this equity line of credit was $450,000. On April 28, 2004, subsequent to the balance sheet date, we received another advance from Cornell Capital in the amount of $250,000 under the equity line of credit agreement and signed a promissory note in that amount under the terms of the previous note. We escrowed 5 advance notices under the equity line, each in the amount of $50,000 and the mechanics will work the same as those described above.

                               BIB HOLDINGS, LTD.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 5 - RELATED PARTY TRANSACTIONS:

         The Company has notes payable to its majority stockholders in the amount of $1,346,018 and $1,316,759 as of March 31, 2004 and December 31, 2003, respectively, with payments commencing June 2004 and final maturity June 2006. The notes bear interest at 8.5% and are subordinated to any and all bank debt. The Company has accrued interest on these notes in the amount of $38,550 and $20,639 as of March 31, 2004 and December 31, 2003, respectively.

         Interest expense on the above notes amounted to $26,778 and $13,978 for the three month periods ended March 31, 2004 and 2003, respectively.

NOTE 6 - STOCKHOLDERS' EQUITY:

         In December 2003, the Company's Board of Directors approved increasing the authorized capital of the Company to 300,000,000 shares of common stock and authorized the creation of 5,000,000 shares of blank-check preferred stock.

         During the quarter ended March 31, 2004, the Company issued 1,050,000 shares of common stock, with an aggregate value of $163,500, in lieu of compensation. The Company also issued an aggregate of 1,841,620 shares of common in connection with the equity line of credit entered into (see Note 4). In March 2004, the holder of the debentures converted $50,000 of such debentures into 591,715 shares of Company common stock. The Company also effected payment towards its equity line of credit advances with the issuance of 859,106 shares of common stock.

NOTE 7 - SIGNIFICANT CUSTOMERS:

         During the three month period ended March 31, 2004, one customer accounted for approximately 68% of sales and at March 31, 2004, accounts receivable from this customer aggregated $126,769.

                               BIB HOLDINGS, LTD.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the telecommunications marketplace.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Some of the information in this Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

         o    discuss our future expectations;

         o contain projections of our future results of operations or of our financial condition; and

         o    state other "forward-looking" information.

         We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in our filings with the Securities and Exchange Commission.

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

         Revenue Recognition: We recognize revenues in accordance with Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements (SAB 104). We design, import and sell market branded and non-branded apparel. Revenue from such product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. At this time the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally when the goods are shipped and all significant obligations of the Company have been satisfied.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Realizability of Inventory Values: We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. During the 2003 year, we recorded a write-down to inventory of $424,000 to adjust certain lines to the current market value. We believe that our current inventory is saleable and have not recorded any provisions for excess or obsolete inventory.

         Property and Equipment: We have recorded property and equipment at historical cost less accumulated depreciation or amortization. The determination of useful economic lives and whether or not these assets are impaired involves significant judgment.

GENERAL

         We design, import and sell market branded and non-branded apparel. We have a showroom in New York, distribution center in Pennsylvania and a distribution center in Las Vegas, within a foreign trade zone that exempts shipments of our products to Mexico from duty taxes. We design, source and market a brand of jeans-wear and apparel under the M. Sasson(R), Home Turf and New Terrain labels as well as private label. Product lines include sportswear, underwear, loungewear and outerwear, as well as accessories such as ties, hats, scarves, gloves, jewelry, backpacks, and small leather goods. We distribute our clothing via leading retailers, such as Wal*Mart, Sam's Club, T.J. Maxx, Century 21, J.C. Penney, Burlington Coat Factory, 7th Avenue and Swiss Colony, throughout the United States and abroad.

         As of March 31, 2004 the Company's financial statements reflected negative equity of $2,327,564 and negative working capital of $601,424 as a result of a net loss of $941,138 for the quarter ended March 31, 2004. In addition, in January 2004, the Company obtained funding to retire certain debt and also entered into an equity line of credit to provide additional working capital. See discussion below.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 2004 AS COMPARED TO THE FIRST QUARTER ENDED MARCH 31, 2003

         Revenues for the quarter ended March 31, 2004 were $470,095 or 53.8% below the revenues of $1,016,375 recorded in the prior year's first quarter. The loss of a major program from one customer accounted for the vast majority of the decrease in revenues.

         Gross profit (loss) as a percentage of revenue was (7.6%) and 23.3% for the quarters ended March 31, 2004 and 2003, respectively. The reduction in gross profit as a percentage of revenues is a result of losing the major program from one customer, which carried a high gross margin, selling inventory, in some cases, at a loss, and taking orders at lower gross margins to generate cash. Gross profit in absolute dollars decreased by $272,906. We anticipate that gross margin for the balance of 2004 will increase above 2003 levels as we begin to ship products under the newly-licensed M. Sasson(R) brand and our private label business returns to historical gross margin levels.

         Operating expenses include shipping expenses, showroom expenses, selling expenses and general and administrative expenses. Showroom expenses include inside sales costs, rent and related insurance expenses. Selling expenses include advertising, sales commissions, travel and entertainment expenses and designers' salaries and fringes. These operating expenses increased by $441,903 to $857,974 for the quarter ended March 31, 2004 compared to the prior year's first quarter. Increases in advertising, professional and consulting fees, business promotion (including a major trade show), sales commissions, marketing and office salaries were the major causes of this increase. Some of these costs were as a result of the Company being public during the current quarter versus being a private company during the prior year's first quarter.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Interest expense increased by $32,512 to $60,306 for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Higher interest rates on bank loans prior to their being paid at the end of January and higher loan amounts from related parties were the reasons for the increase in interest expense. We also incurred costs associated with the financing consummated during the current quarter.

         As a result of the above, we incurred a net loss of $941,138, or $.02 per share, for the quarter ended March 31, 2004 compared to a loss of $187,840 ($.0 per share) for the quarter ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004 we had cash of $10,584 and had a working capital deficit of $601,424. During January 2004, we fully repaid $575,000 in past due bank loans from the proceeds of a convertible debenture as described below. The bank has released all liens on our assets and we are seeking additional asset-based financing against our receivables and inventory. We do not currently have any contracts, plans or agreements in place for any additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

         On January 7, 2004, we entered into an equity line of credit with one investor. Pursuant to the equity line of credit, we may, at our discretion, periodically sell to the investor, shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the equity line of credit, the investor will pay 98% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. The investor, Cornell Capital Partners, LP is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. We also issued Cornell Capital Partners 1,780,233 shares of our common stock upon execution of the equity line of credit. Further, Cornell Capital Partners, LP will retain 5% of each advance under the equity line of credit. In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the equity line of credit. For its services, Newbridge Securities Corporation received 61,387 shares of our common stock. We are obligated to prepare and file with the Securities and Exchange Commission a registration statement to register the resale of the shares issued under the equity line of credit agreement prior to the first sale to the investor of our common stock. This Registration Statement was filed on January 23, 2004 and declared effective on February 10, 2004. On March 5, 2004 we filed a Registration Statement covering additional shares to be registered under the equity line and the convertible debentures. This Registration Statement was declared effective on March 12, 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         On March 2, 2004, we received an advance of $500,000 from Cornell Capital Partners L.P. under the equity line of credit agreement. We gave Cornell Capital Partners L.P. a promissory note in the amount of $500,000 with an interest rate of 12% to be repaid out of the proceeds to be received by us under the equity line of credit. We escrowed 10 advance notices under the equity line of credit, each in the amount of $50,000, which will be released from escrow every seven calendar days commencing March 22, 2004. With each advance, Cornell Capital Partners L.P. will sell $50,000 worth of our common stock that we have placed in escrow under the equity line of credit, and the net proceeds from these advances will be applied to reduce the promissory note. We used the $500,000 advance for working capital purposes. On April 28, 2004, we received another advance from Cornell Capital in the amount of $250,000 under the equity line of credit agreement and signed a promissory note in that amount under the terms of the previous note. We escrowed 5 advance notices under the equity line, each in the amount of $50,000 and the mechanics will work the same as those described above.

OTHER

         Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending, the amount of sales of our products, the competitive environment within the automotive after-market industry, our ability to continue to expand our operations, the level of costs incurred in connection with our expansion efforts, economic conditions and the financial strength of our customers and suppliers. Investors are directed to consider other risks and uncertainties discussed in documents filed by us with the Securities and Exchange Commission.

ITEM 3 - CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of March 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer, the Chief Financial Officer and the Principal Accounting Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange
Act). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                       BIB HOLDINGS, LTD. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 23, 2004, we issued 1,780,233 shares of restricted common stock to Cornell Capital Partners, LP in connection with the execution of a Standby Equity Distribution Agreement with the investor. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

On January 23, 2004, we issued 61,387 shares of restricted common stock to Newbridge Securities Corporation in connection with the execution of a Placement Agent Agreement with the investor. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

On January 30, 2004, we issued 500,000 shares of common stock to an employee pursuant to his employment agreement. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

On March 1, 2004, we issued 250,000 shares of common stock to a consultant for services provided. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

Under an arrangement whereby BIB Holdings, Ltd. received $1,200,000 in gross funding, which is secured by convertible debentures, certain holders exercised a portion of their conversion privilege on March 8, 2004 resulting in the issuance of 591,715 shares in free-trading common stock.

On March 29, 2004, we issued 859,106 shares of free-trading common stock to Cornell Capital Partners, LP in exchange for $50,000 under the Standby Equity Distribution Agreement.

On April 5, 2004, we issued 1,298,701 shares of free-trading common stock to Cornell Capital Partners, LP in exchange for $50,000 under the Standby Equity Distribution Agreement.

On April 12, 2004, we issued 1,121,076 shares of free-trading common stock to Cornell Capital Partners, LP in exchange for $50,000 under the Standby Equity Distribution Agreement.

On April 19, 2004, we issued 1,355,013 shares of free-trading common stock to Cornell Capital Partners, LP in exchange for $50,000 under the Standby Equity Distribution Agreement.

On April 26, 2004, we issued 4,405,286 shares of free-trading common stock to Cornell Capital Partners, LP in exchange for $100,000 under the Standby Equity Distribution Agreement.

On April 29, 2004, we issued 500,000 shares of common stock to a consultant for services provided. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

On May 3, 2004, we issued 2,427,184 shares of free-trading common stock to Cornell Capital Partners, LP in exchange for $50,000 under the Standby Equity Distribution Agreement.

On May 10, 2004, we issued 3,355,704 shares of free-trading common stock to Cornell Capital Partners, LP in exchange for $50,000 under the Standby Equity Distribution Agreement.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 5, 2004, the stockholders holding a majority of the Company's issued and outstanding common stock, by written consent, authorized the increase in the Company's authorized common stock from 100,000,000 to 300,000,000, the creation of 5,000,000 blank check shares of preferred stock, and elected six directors to the Company's board of directors.

ITEM 5 OTHER INFORMATION

Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBITS.

            31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

            31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

            31.3 - Certification of Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

            32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

            32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

            32.3 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Accounting Officer)

       (b)  REPORTS ON FORM 8-K.
            Form 8-K, January 21, 2004, Item 8 - Announcing the change in the Company's year end from March 31 to December 31.

                       BIB HOLDINGS, LTD. AND SUBSIDIARIES

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BIB HOLDINGS, LTD.

Date:  May 14, 2004                                By: /s/ GAIL BINDER
                                                       -------------------------
                                                       Gail Binder
                                                       Chief Executive Officer


Date:  May 14, 2004                                By: /s/ JEFFREY KAPLAN
                                                       -------------------------
                                                       Jeffrey Kaplan
                                                       Chief Financial Officer