Form 10QSB
period 2004-06-30
BIB HOLDINGS LTD
filed 2004-08-13
CIK 1127242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER: 333-9101

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes [ ]           No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 164,416,106 shares issued and outstanding as of August 9, 2004


                                                        INDEX

PART I    FINANCIAL INFORMATION

          ITEM 1       Consolidated Balance Sheets -June 30, 2004 (unaudited)                           3

                       Consolidated Statements of Operations -Three and Six Months Ended June 30,
                       2004 and 2003 (unaudited)                                                        4

                       Consolidated Statements of Cash Flows - Six Months Ended June 30, 2004 and
                       2003 (unaudited)                                                                 5

                       Notes to Interim Financial Statements (unaudited)                               6-8

          ITEM 2       Management's Discussion and Analysis of Financial Condition and Results of
                       Operations                                                                     9 - 13

          ITEM 3       Controls and Procedures                                                          14

PART II   OTHER INFORMATION

          ITEM 1       Legal proceedings                                                                15
          ITEM 2       Changes in securities and use of proceeds                                        15
          ITEM 3       Defaults upon senior securities                                                  15
          ITEM 4       Submission of matters to a vote of security holders                              15
          ITEM 5       Other information                                                                15
          ITEM 6       Exhibits and Reports on 8-K                                                      15

          SIGNATURES                                                                                    16



                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                               BIB HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30,           December 31,
                                                                                                   2004                2003
                                                                                             ----------------     ----------------
                                                                                                 (unaudited)
                                                             - ASSETS -
CURRENT ASSETS:
     Cash and cash equivalents                                                               $         58,882     $         29,860
     Accounts receivable, net of allowance for doubtful accounts of
       $19,000 and $25,000 for 2004 and 2003, respectively                                            156,502              173,081
     Inventories                                                                                      238,871              469,846
     Prepaid expenses and other current assets                                                         93,527               66,090
                                                                                             ----------------     ----------------
TOTAL CURRENT ASSETS                                                                                  547,782              738,877
                                                                                             ----------------     ----------------

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION                                                         594,036              610,779
                                                                                             ----------------     ----------------

OTHER ASSETS:
     Security deposits                                                                                  7,831               24,508
     Receivable from affiliates                                                                       148,561              148,561
     Deferred financing costs                                                                         351,384                   -
                                                                                             ----------------     ---------------
                                                                                                      507,776              173,069
                                                                                             ----------------     ----------------

TOTAL ASSETS                                                                                 $      1,649,594     $      1,522,725
                                                                                             ================     ================

                        - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Bank line of credit                                                                     $             -      $        440,000
     Accounts payable and accrued expenses                                                            800,025            1,105,914
     Customer deposits                                                                                292,596              398,436
     Accrued interest - related parties                                                                48,467               20,639
     Current portion - loans payable                                                                   10,000              144,918
     Current portion - capitalized leases                                                               4,489                3,796
                                                                                             ----------------     ----------------
TOTAL CURRENT LIABILITIES                                                                           1,155,577            2,113,703
                                                                                             ----------------     ----------------

LONG-TERM LIABILITIES:
     Notes payable - related parties                                                                1,344,019            1,316,759
     Capitalized leases                                                                                14,732               17,236
     Security deposits                                                                                  8,029                8,029
     Notes payable                                                                                  1,200,000                   -
                                                                                             ----------------     ---------------
                                                                                                    2,566,780            1,342,024
                                                                                             ----------------     ----------------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no par value, 5,000,000 authorized; none issued                                      -                    -
     Common  stock,  $.001  par  value,  300,000,000  shares  authorized;
      129,658,164  and 50,997,650 issued and outstanding
      at 2004 and 2003, respectively                                                                  129,658               50,998
     Additional paid-in capital                                                                     2,534,971              942,012
     Accumulated deficit                                                                           (4,737,392)          (2,926,012)
                                                                                             -----------------    -----------------
                                                                                                   (2,072,763)          (1,933,002)
                                                                                             -----------------    -----------------

TOTAL LIABILITIES AND EQUITY (DEFICIT)                                                       $      1,649,594     $      1,522,725
                                                                                             ================     ================


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                               BIB HOLDINGS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            For The Six Months Ended        For The Three Months Ended
                                                     June 30,                        June 30,
                                               2004            2003            2004            2003
                                           ------------    ------------    ------------    ------------

REVENUES                                   $  1,096,396    $  1,594,435    $    626,301    $    578,060

COST OF SALES                                 1,057,108       1,385,640         551,249         606,407
                                           ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                              39,288         208,795          75,052         (28,347)
                                           ------------    ------------    ------------    ------------

OPERATING EXPENSES:
     Shipping expenses                           31,126          29,463          10,218          15,632
     Showroom expenses                          120,469          76,472          61,144          20,278
     Selling expenses                           348,904         284,836         103,021         159,033
     General and administrative expenses      1,156,359         579,857         624,501         359,614
                                           ------------    ------------    ------------    ------------
                                              1,656,858         970,628         798,884         554,557
                                           ------------    ------------    ------------    ------------

(LOSS) FROM OPERATIONS                       (1,617,570)       (761,833)       (723,832)       (582,904)
                                           ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
     Interest and financing costs              (225,900)        (59,451)       (165,594)        (31,657)
     Rental income                               32,090          36,381          19,184          18,498
     Interest and other income                       --           1,000              --              --
                                           ------------    ------------    ------------    ------------
                                               (193,810)        (22,070)       (146,410)        (13,159)
                                           ------------    ------------    ------------    ------------

(LOSS) BEFORE PROVISION FOR INCOME TAXES     (1,811,380)       (783,903)       (870,242)       (596,063)

         Provision for income taxes                  --              --              --              --
                                           ------------    ------------    ------------    ------------

NET (LOSS)                                 $ (1,811,380)   $   (783,903)   $   (870,242)   $   (596,063)
                                           ============    ============    ============    ============

(LOSS) PER COMMON SHARE:
         Basic and diluted                 $       (.03)   $       (.01)   $       (.01)   $       (.01)

WEIGHTED AVERAGE SHARE OUTSTANDING:
         Basic and diluted                   71,913,656      53,324,649      90,340,694      59,442,650


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                               BIB HOLDINGS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For The Six Months Ended
                                                                              June 30,
                                                                        2004           2003
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss)                                                      $(1,811,380)   $  (783,903)
     Adjustments to reconcile net (loss) to net cash (utilized) by operations:
         Depreciation and amortization                                    19,493          9,915
         Provision for doubtful accounts                                  (6,000)       (45,000)
         Amortization of financing costs                                 257,246             --
         Amortization of compensatory shares                             233,729             --
     Changes in assets and liabilities:
         Accounts receivable                                              22,579         14,096
         Inventories                                                     230,975         (9,918)
         Prepaid expenses and other assets                                36,000         50,657
         Accounts payable and accrued expenses                          (383,901)       196,529
                                                                     -----------    -----------
              Net cash (used) by operating activities                 (1,401,259)      (567,624)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                             (2,750)        (3,560)
                                                                     -----------    -----------
              Net cash (used) in investing activities                     (2,750)        (3,560)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Line of credit advances (repayments)                           (440,000)       540,000
         Principal payments of long-term debt                           (134,918)       (23,802)
         Capitalized lease payments                                       (1,811)            --
         Loans from stockholders                                          27,260         48,664
         Proceeds from convertible debt                                1,200,000             --
         Proceeds from equity line advances                            1,000,000             --
         Financing costs                                                (217,500)            --
                                                                     -----------    -----------
              Net cash provided by financing activities                1,433,031        564,862
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                                           29,022         (6,322)

     Cash at beginning of period                                          29,860         98,424
                                                                     -----------    -----------

CASH AT END OF PERIOD                                                $    58,882    $    92,102
                                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                                    $    53,218    $    31,494
         Taxes                                                       $        --             --


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BIB HOLDINGS, LTD.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE  1  -  BASIS OF PRESENTATION:

            In the opinion of management, the accompanying unaudited interim consolidated financial statements of BIB Holdings, Ltd. and its wholly owned subsidiary, BIB Ltd. (collectively "the Company"), contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the Company's financial position as of June 30, 2004 and the results of its operations and its cash flows for the six months ended June 30, 2004. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

            As of December 31, 2003 the Company's financial statements reflected negative equity of $1,933,002 and negative working capital of $1,374,826 as a result of a net loss of $3,190,012 for the year ended December 31, 2003. In addition, the Company was delinquent on certain loans due. Accordingly, the Company's auditors issued a going concern qualification on the December 31, 2003 financial statements. In January 2004, the Company obtained funding to retire certain debt and also entered into an equity line of credit to provide additional working capital. See also Note 4.

            As of June 30, 2004, the Company's financial statements reflected negative equity of $2,072,763, negative working capital of $607,795 and a net loss of $1,811,380 for the six month period ended June 30, 2004.

NOTE  2  -  PROPERTY AND EQUIPMENT:

            Property and equipment consisted of the following:

                                                       JUNE 30,     DECEMBER 31,
                                                        2004            2003
                                                 --------------  --------------

            Building and improvements             $     795,514   $     795,514
            Leasehold improvements                      122,025         122,025
            Machinery and equipment                     468,897         468,897
            Computer equipment                           50,833          50,833
            Furniture and fixtures                       30,532          27,782
            Transportation equipment                     50,139          50,139
                                                 --------------  --------------
                                                      1,517,940       1,515,190
            Less: accumulated
              depreciation and amortization          (1,000,205)       (980,712)
                                                 --------------- ---------------
                                                        517,735         534,478
            Add: Land                                    76,301          76,301
                                                 --------------  --------------
                                                  $     594,036   $     610,779
                                                  =============  ==============

                               BIB HOLDINGS, LTD.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE  3  -  LINE OF CREDIT:

            The Company had a $2,250,000 line of credit with a bank that expired June 30, 2003 with interest payable monthly at the bank's prime rate plus 3.5%. Borrowings under the credit line were collateralized by all of the Company's assets and personally guaranteed by the majority stockholders. There was $440,000 outstanding on this credit line at December 31, 2003 which amount was fully repaid in January 2004. On July 26, 2004 we entered into a financing agreement with a lender to advance 80% against eligible receivables up to a maximum of $500,000 at any one time outstanding. The initial term of the agreement is 3 months and we expect to renew for additional periods and potentially increase the amount of the facility as may be required. There can be no assurance that this facility will be renewed for additional periods or that the amount of the facility will be increased should the need arise.

NOTE  4  -  LONG-TERM LIABILITIES:

            On January 7, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners ("the Cornell Agreement") for the sale of $1,200,000 in convertible debentures, which was completed as of February 13, 2004. The debentures are secured by a first mortgage on the Company's facility in Pennsylvania. The debentures issued pursuant to the Cornell Agreement bear annual interest at 5%, mature three years from the date of issuance, and are convertible into the Company's common stock, at the investor's option at the lower of the following:

            (i) $0.204 or

            (ii) eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date.

            A portion of the proceeds received from the convertible debentures were used to fully repay all obligations under the past due loans under the line of credit and mortgage with a bank. The bank has released liens on the Company's assets in conjunction with the payoff of these loans. As of June 30, 2004, Cornell had converted $250,000 of these debentures into Company common shares and the balance owed as of that date was $950,000.

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

                       BIB HOLDINGS, LTD. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE  4  -  LONG-TERM LIABILITIES (CONTINUED):

            On March 2, 2004, the Company received an advance of $500,000 from Cornell Capital Partners L.P. under the equity line of credit agreement and issued a promissory note with an interest rate of 12% to be repaid out of the proceeds to be received under the equity line of credit. The Company escrowed 10 advance notices under the equity line of credit, each in the amount of $50,000, to be released from escrow every seven calendar days commencing March 22, 2004. With each advance, Cornell Capital Partners L.P. will sell $50,000 worth of Company common stock that have been placed in escrow under the equity line of credit, and the net proceeds from these advances will be applied to reduce the promissory note. The Company used the $500,000 advance for working capital purposes. As of March 31, 2004, the balance owed under this equity line of credit was $450,000. On April 28, 2004, subsequent to the balance sheet date, we received another advance from Cornell Capital in the amount of $250,000 under the equity line of credit agreement and signed a promissory note in that amount under the terms of the previous note. We escrowed 5 advance notices under the equity line, each in the amount of $50,000 and the mechanics will work the same as those described above. On June 10, 2004, we received another advance from Cornell Capital in the amount of $250,000 under the equity line of credit agreement and signed a promissory note in that amount under the same terms as the note dated March 2, 2004. We escrowed 5 advance notices under the equity line, each in the amount of $50,000, and the mechanics will work the same as those described above.

NOTE  5  -  RELATED PARTY TRANSACTIONS:

            The Company has notes payable to its majority stockholders in the amount of $1,344,019 and $1,316,759 as of June 30, 2004 and December 31, 2003, respectively, which are not payable until June 2006. The notes bear interest at 8.5% per annum and are subordinated to any and all bank debt. The Company has accrued interest on these notes in the amounts of $48,467 and $20,639 as of June 30, 2004 and December 31, 2003, respectively.

            Interest  expense on the above notes amounted to $54,429 and $27,957
            for  the   six-month   periods   ended  June  30,   2004  and  2003,
            respectively.

NOTE  6  -  STOCKHOLDERS' EQUITY:

            In December 2003, the Company's Board of Directors approved increasing the authorized capital of the Company to 300,000,000 shares of common stock and authorized the creation of 5,000,000 shares of blank-check preferred stock.

            During the six month period ended June 30, 2004, the Company issued 13,195,000 shares of common stock, with an aggregate value of $449,733, in lieu of compensation. The Company also issued an aggregate of 1,842,620 shares of common in connection with the equity line of credit entered into (see Note 4. During the six month period ended June 30, 2004, the holder of the debentures converted $250,000 of such debentures into 23,808,962 shares of Company common stock. The Company also effected payment towards its equity line of credit advances with the issuance of 36,914,932 shares of common stock.

                       BIB HOLDINGS, LTD. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

                       BIB HOLDINGS, LTD. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

      Realizability of Inventory Values: We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. During the 2003 year, we recorded a write-down to inventory of $424,000 to adjust certain lines to the current market value. We believe that our current inventory is saleable and have not recorded any additional provisions for excess or obsolete inventory.

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

      As of June 30, 2004 the Company's financial statements reflected negative equity of $2,123,993 and negative working capital of $659,025 as a result of a net loss of $1,862,610 for the six months ended June 30, 2004. In addition, in January 2004, the Company obtained funding to retire certain debt and also entered into an equity line of credit to provide additional working capital. See discussion below.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED JUNE 30, 2004 AS COMPARED TO THE SECOND QUARTER ENDED JUNE 30, 2003

      Revenues for the quarter ended June 30, 2004 were $626,301 or 8.4% above the revenues of $578,060 recorded in the prior year's second quarter. Slightly higher sales from a major customer was the reason for the increase.

      Gross profit (loss) as a percentage of revenue was 12.0% and (4.9%) for the quarters ended June 30, 2004 and 2003, respectively. The increase in gross profit as a percentage of revenues is a result of losing the major program from one customer in the prior years quarter, which carried a high gross margin, selling inventory, in some cases, at a loss, and taking orders at lower gross margins to generate cash. Gross profit in absolute dollars increased by $103,399. We anticipate that gross margin for the balance of 2004 will increase above 2003 levels as our private label business returns to historical gross margin levels.

      Operating expenses include shipping expenses, showroom expenses, selling expenses and general and administrative expenses. Showroom expenses include inside sales costs, rent and related insurance expenses. Selling expenses include advertising, sales commissions, travel and entertainment expenses and designers' salaries and fringes. These operating expenses increased to $798,884 from $554,557 for the quarter ended June 30, 2004 compared to the prior year's second quarter. Increases in advertising, professional fees, showroom rent and office and marketing salaries were offset by decreases in business promotion, sales commissions, consulting fees and other miscellaneous office expenses. Some of these higher costs were as a result of the Company being public during the current quarter versus being a private company during the prior year's second quarter. Non-cash stock compensation expense was $286,233 in the current quarter ended June 30, 2004 and included stock awards given to employees and consultants under our 2004 Stock Incentive Plan as registered on a S-8 filed with the SEC.

                       BIB HOLDINGS, LTD. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

      Interest expense and financing costs increased by $133,937 to $165,594 for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. Higher loan amounts from related parties was the reason for the increase in interest expense.

      As a result of the above, we incurred a net loss of $870,242, or $.01 per share, for the quarter ended June 30, 2004 compared to a loss of $596,063 ($.01 per share) for the quarter ended June 30, 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

      Revenues for the six months ended June 30, 2004 were $1,096,396 or 31.2% below the revenues of $1,594,435 recorded in the prior year's first six month period. The loss of a major program from one customer accounted for the vast majority of the decrease in revenues.

      Gross profit as a percentage of revenue was 3.6% and 13.1% for the six months ended June 30, 2004 and 2003, respectively. The reduction in gross profit as a percentage of revenues is a result of losing the major program from one customer, which carried a high gross margin, selling inventory, in some cases, at a loss, and taking orders at lower gross margins to generate cash. Gross profit in absolute dollars decreased by $169,507. We anticipate that gross margin for the balance of 2004 will increase above 2003 levels as our private label business returns to historical gross margin levels.

                       BIB HOLDINGS, LTD. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

      Operating expenses include shipping expenses, showroom expenses, selling expenses and general and administrative expenses. Showroom expenses include inside sales costs, rent and related insurance expenses. Selling expenses include advertising, sales commissions, travel and entertainment expenses and designers' salaries and fringes. These operating expenses increased by $686,230 to $1,656,858 for the six months ended June 30, 2004 compared to the prior year's first six-month period. Increases in advertising, professional fees, business promotion (including a major trade show), rent, marketing and office salaries were the major causes of this increase. Some of these costs were as a result of the Company being public during the current six months versus being a private company during the 1st six months of the prior fiscal year. Non-cash stock compensation expense was $449,733 in the current six month period ended June 30, 2004 and included stock awards given to employees and consultants under our 2004 Stock Incentive Plan as registered on a S-8 filed with the SEC.

      Interest expense and financing costs increased by $166,449 to $225,900 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Higher interest rates on bank loans prior to their being paid at the end of January and higher loan amounts from related parties were the reasons for the increase in interest expense. We also incurred costs associated with the financing consummated during the current six month period.

      As a result of the above, we incurred a net loss of $1,811,380, or $.03 per share, for the six months ended, 2004 compared to a loss of $783,903 ($.01 per share) for the first half of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2004 we had cash of $58,882 and had a working capital deficit of $607,795. During January 2004, we fully repaid $575,000 in past due bank loans from the proceeds of a convertible debenture as described below. The bank has released all liens on our assets and we are seeking additional asset-based financing against our receivables and inventory. On July 26, 2004 we entered into a financing agreement with a lender to advance 80% against eligible receivables up to a maximum of $500,000 at any one time outstanding. The initial term of the agreement is 3 months and we expect to renew for additional periods and potentially increase the amount of the facility as may be required. There can be no assurance that this facility will be renewed for additional periods or that the amount of the facility will be increased should the need arise.

      The following is a description of certain transactions that were entered into to help provide funds for ongoing operations:

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners on January 7, 2004 for the sale of $1,200,000 in convertible debentures. The debentures issued pursuant to the January 2004 Securities Purchase Agreements bear annual interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the investor's option at the lower of the following:

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

                       BIB HOLDINGS, LTD. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

      On March 2, 2004, we received an advance of $500,000 from Cornell Capital Partners L.P. under the equity line of credit agreement. We gave Cornell Capital Partners L.P. a promissory note in the amount of $500,000 with an annual interest rate of 12% to be repaid out of the proceeds to be received by us under the equity line of credit. We escrowed 10 advance notices under the equity line of credit, each in the amount of $50,000, which will be released from escrow every seven calendar days commencing March 22, 2004. With each advance, Cornell Capital Partners L.P. will sell $50,000 worth of our common stock that we have placed in escrow under the equity line of credit, and the net proceeds from these advances will be applied to reduce the promissory note. We used the $500,000 advance for working capital purposes. On April 28, 2004, we received another advance from Cornell Capital in the amount of $250,000 under the equity line of credit agreement and signed a promissory note in that amount under the terms of the previous note. We escrowed 5 advance notices under the equity line, each in the amount of $50,000, and the mechanics will work the same as those described above. On June 10, 2004, we received another advance from Cornell Capital in the amount of $250,000 under the equity line of credit agreement and signed a promissory note in that amount under the same terms as the note dated March 2, 2004. We escrowed 5 advance notices under the equity line, each in the amount of $50,000, and the mechanics will work the same as those described above.

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

                       BIB HOLDINGS, LTD. AND SUBSIDIARIES

                         ITEM 3. CONTROLS AND PROCEDURES

      a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

      b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

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

ITEM 2 CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

On April 29, 2004, we issued 500,000 shares of common stock to a consultant for services provided. The shares were issued in a transaction exempt under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5   OTHER INFORMATION

Not applicable.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS.

                31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

      (b)   REPORTS ON FORM 8-K. None.

                       BIB HOLDINGS, LTD. AND SUBSIDIARIES

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BIB HOLDINGS, LTD.

Date:  August 13, 2004                               By: /s/ GAIL BINDER
                                                         ----------------
                                                         Gail Binder
                                                         Chief Executive Officer

Date:  August 13, 2004                               By: /s/ JEFFREY KAPLAN
                                                         -------------------
                                                         Jeffrey Kaplan
                                                         Chief Financial Officer