Form 10QSB
period 2004-09-30
BIB HOLDINGS LTD
filed 2004-11-15
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-9101

BIB HOLDINGS, LTD.
(Exact name of registrant as specified on its charter)

Nevada	33-0895699
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7409 Oak Grove Avenue
Las Vegas, Nevada 89117
(Address of principle executive offices)

(702) 243-8809
(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 247,029,933 shares issued and outstanding as of November 12, 2004

2

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
BIB HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$ 4,443	$ 29,860
Accounts receivable, net of allowance for doubtful accounts of $19,000 and $25,000 for 2004 and 2003, respectively	199,139	173,081
Inventories	205,930	469,846
Prepaid expenses and other current assets	41,563	66,090
TOTAL CURRENT ASSETS	451,075	738,877
FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION	585,277	610,779
OTHER ASSETS:
Security deposits	4,004	24,508
Receivable from affiliates	148,561	148,561
Deferred financing costs	127,616	-
	280,181	173,069
TOTAL ASSETS	$1,316,533	$1,522,725

- LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) -
CURRENT LIABILITIES:
Bank line of credit	$-	$440,000
Accounts payable and accrued expenses	828,090	1,105,914
Customer deposits	292,596	398,436
Accrued interest - related parties	95,540	20,639
Demand loan payable - related party	98,000	-
Current portion - loans payable	10,000	144,918
Current portion - capitalized leases	4,644	3,796
TOTAL CURRENT LIABILITIES	1,328,870	2,113,703
LONG-TERM LIABILITIES:
Notes payable - related parties	1,344,019	1,316,759
Capitalized leases	14,059	17,236
Security deposits	8,029	8,029
Convertible notes payable	839,671	-
	2,205,778	1,342,024
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, no par value, 5,000,000 authorized; none issued	-	-
Common stock, $.001 par value, 300,000,000 shares authorized; 217,243,231 and 50,997,650 issued and outstanding at 2004 and 2003, respectively	217,243	50,998
Additional paid-in capital	2,651,074	942,012
Accumulated deficit	(5,086,432)	(2,926,012)
	(2,218,115)	(1,933,002)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,316,533	$1,522,725

See accompanying notes
3

BIB HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2004	2003	2004	2003

REVENUES	$1,618,527	$2,708,421	$522,131	$1,113,986

COST OF SALES	1,429,294	2,482,975	372,186	1,097,335

GROSS PROFIT	189,233	225,446	149,945	16,651

OPERATING EXPENSES:
Shipping expenses	50,868	52,866	19,742	23,403
Showroom expenses	154,556	134,554	34,087	58,082
Selling expenses	378,327	591,017	29,423	306,181
General and administrative expenses	1,516,122	999,507	359,763	419,650
	2,099,873	1,777,944	443,015	807,316

(LOSS) FROM OPERATIONS	(1,910,640)	(1,552,498)	(293,070)	(790,665)

OTHER INCOME (EXPENSE):
Interest and financing costs	(298,878)	(94,302)	(72,978)	(34,851)
Rental income	49,098	55,512	17,008	18,131
Interest and other income	-	-	-	-
	(249,780)	(38,790)	(55,970)	(16,720)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,160,420)	(1,591,288)	(349,040)	(807,385)

Provision for income taxes	-	-	-	-

NET (LOSS)	$(2,160,420)	$(1,591,288)	$(349,040)	$(807,385)

(LOSS) PER COMMON SHARE:
Basic and diluted	$(.02)	$(.03)	$(.00)	$(.01)

WEIGHTED AVERAGE SHARE OUTSTANDING:
Basic and diluted	107,065,728	50,985,958	177,121,602	55,997,650

See accompanying notes
4

BIB HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Nine Months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,160,420)	$(1,591,288)
Adjustments to reconcile net (loss) to net cash (utilized) by operations:
Depreciation and amortization	28,252	32,308
Provision for doubtful accounts	(6,000)	(44,800)
Amortization of financing costs	452,764	-
Amortization of compensatory shares	105,338	-
Changes in assets and liabilities:
Accounts receivable	(20,058)	(306,648)
Inventories	263,916	340,103
Prepaid expenses and other assets	91,791	40,440
Accounts payable and accrued expenses	(308,763)	494,298
Net cash (used) by operating activities	(1,553,180)	(1,035,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,750)	(15,264)
Net cash (used) in investing activities	(2,750)	(15,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit advances (repayments)	(440,000)	540,000
Principal payments of long-term debt	(134,918)	(23,803)
Capitalized lease payments	(2,329)	(520)
Loans from stockholders	125,260	514,475
Proceeds from convertible debt	1,200,000	-
Proceeds from equity line advances	1,000,000	-
Financing costs	(217,500)	-
Net cash provided by financing activities	1,530,513	1,030,152

NET (DECREASE) IN CASH	(25,417)	(20,699)

Cash at beginning of period	29,860	98,424

CASH AT END OF PERIOD	$4,443	$77,725

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$53,218	$31,494
Taxes	$-	-

See accompanying notes
5

BIB HOLDINGS, LTD.
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(unaudited)

NOTE 1 - BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim consolidated financial statements of BIB Holdings, Ltd. and its wholly owned subsidiary, BIB Ltd. (collectively “the Company”), contain all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the Company’s financial position as of September 30, 2004 and the results of its operations and its cash flows for the nine months ended September 30, 2004. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in its annual report on Form 10-KSB for the year ended December 31, 2003, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company’s securities and the notes to financial statements included therein. The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.

As of December 31, 2003 the Company’s financial statements reflected negative equity of $1,933,002 and negative working capital of $1,374,826 as a result of a net loss of $3,190,012 for the year ended December 31, 2003. In addition, the Company was delinquent on certain loans due. Accordingly, the Company’s auditors issued a going concern qualification on the December 31, 2003 financial statements. In January 2004, the Company obtained funding to retire certain debt and also entered into an equity line of credit to provide additional working capital. See also Note 4.

As of September 30, 2004, the Company’s financial statements reflected negative equity of $2,218,115, negative working capital of $877,795 and a net loss of $2,160,420 for the nine month period ended September 30, 2004.

NOTE 2 - PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

	September 30, 2004	December 31, 2003
Building and improvements	$795,514	$795,514
Leasehold improvements	122,025	122,025
Machinery and equipment	468,897	468,897
Computer equipment	50,833	50,833
Furniture and fixtures	30,532	27,782
Transportation equipment	50,139	50,139
	1,517,940	1,515,190
Less: accumulated depreciation and amortization	(1,008,964)	(980,712)
	508,976	534,478
Add: Land	76,301	76,301
	$585,277	$610,779

BIB HOLDINGS, LTD.
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(unaudited)

NOTE 3 - LINE OF CREDIT:

The Company had a $2,250,000 line of credit with a bank that expired June 30, 2003 with interest payable monthly at the bank’s prime rate plus 3.5%. Borrowings under the credit line were collateralized by all of the Company’s assets and personally guaranteed by the majority stockholders. There was $440,000 outstanding on this credit line at December 31, 2003 which amount was fully repaid in January 2004. On July 26, 2004 we entered into a financing agreement with a lender to advance 80% against eligible receivables up to a maximum of $500,000 at any one time outstanding. The initial term of the agreement is 3 months and we expect to renew for additional periods and potentially increase the amount of the facility as may be required. There can be no assurance that this facility will be renewed for additional periods or that the amount of the facility will be increased should the need arise.

NOTE 4 - LONG-TERM LIABILITIES:

On January 7, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners (“the Cornell Agreement”) for the sale of $1,200,000 in convertible debentures, which was completed as of February 13, 2004. The debentures are secured by a first mortgage on the Company’s facility in Pennsylvania. The debentures issued pursuant to the Cornell Agreement bear annual interest at 5%, mature three years from the date of issuance, and are convertible into the Company’s common stock, at the investor’s option at the lower of the following:

(i)	$0.204 or
(ii)	eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date.

A portion of the proceeds received from the convertible debentures were used to fully repay all obligations under the past due loans under the line of credit and mortgage with a bank. The bank has released liens on the Company’s assets in conjunction with the payoff of these loans. As of September 30, 2004, Cornell had converted $360,329 of these debentures into Company common shares and the balance owed as of that date was $839,671.

In addition, on January 7, 2004, the Company entered into an equity line of credit with one investor. Pursuant to the equity line of credit, the Company may, at its discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the equity line of credit, the investor will pay 98% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company’s common stock is traded for the five days immediately following the notice date. The Company also issued to Cornell Capital Partners, 1,780,233 shares of its common stock upon execution of the equity line of credit. Further, Cornell Capital Partners, LP will retain 5% of each advance under the equity line of credit. In addition, the Company engaged Newbridge Securities Corporation, a registered broker-dealer, to advise management in connection with the equity line of credit. For its services, Newbridge Securities Corporation received 61,387 shares of the Company’s common stock.

BIB HOLDINGS, LTD.
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(unaudited)

NOTE 4 - LONG-TERM LIABILITIES (Continued):

On March 2, 2004, the Company received an advance of $500,000 from Cornell Capital Partners L.P. under the equity line of credit agreement and issued a promissory note with an interest rate of 12% to be repaid out of the proceeds to be received under the equity line of credit. The Company escrowed 10 advance notices under the equity line of credit, each in the amount of $50,000, to be released from escrow every seven calendar days commencing March 22, 2004. With each advance, Cornell Capital Partners L.P. will sell $50,000 worth of Company common stock that have been placed in escrow under the equity line of credit, and the net proceeds from these advances will be applied to reduce the promissory note. The Company used the $500,000 advance for working capital purposes. On April 28, 2004, subsequent to the balance sheet date, we received another advance from Cornell Capital in the amount of $250,000 under the equity line of credit agreement and signed a promissory note in that amount under the terms of the previous note. We escrowed 5 advance notices under the equity line, each in the amount of $50,000 and the mechanics will work the same as those described above. On June 10, 2004, we received another advance from Cornell Capital in the amount of $250,000 under the equity line of credit agreement and signed a promissory note in that amount under the same terms as the note dated March 2, 2004. We escrowed 5 advance notices under the equity line, each in the amount of $50,000, and the mechanics will work the same as those described above. As of September 30, 2004, there was no outstanding balance owed under this equity line of credit.

NOTE 5 - RELATED PARTY TRANSACTIONS:

The Company has notes payable to its majority stockholders in the amount of $1,344,019 and $1,316,759 as of September 30, 2004 and December 31, 2003, respectively, which are not payable until June 2006. In addition, during the current quarter, the majority stockholder advanced $98,000 to the Company which is evidenced by a demand note due on December 1, 2004. The notes bear interest at 8.5% per annum and are subordinated to any and all bank debt. The Company has accrued interest on these notes in the amounts of $95,541 and $20,639 as of September 30, 2004 and December 31, 2003, respectively.

Interest expense on the above notes amounted to $86,785 and $27,957 for the nine-month periods ended September 30, 2004 and 2003, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY:

In December 2003, the Company’s Board of Directors approved increasing the authorized capital of the Company to 300,000,000 shares of common stock and authorized the creation of 5,000,000 shares of blank-check preferred stock.

During the nine month period ended September 30, 2004, the Company issued 18,845,000 shares of common stock, with an aggregate value of $477,983, in lieu of compensation. The Company also issued an aggregate of 1,841,620 shares of common in connection with the equity line of credit entered into (see Note 4). During the nine month period ended September 30, 2004, the holder of the debentures converted $360,329 of such debentures into 60,200,000 shares of Company common stock. The Company also effected payment towards its equity line of credit advances with the issuance of 85,358,961 shares of common stock.

BIB HOLDINGS, LTD.
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(unaudited)

NOTE 7 - POTENTIAL ACQUISITION:

On August 26, 2004, the Company entered into an agreement with Incandent Capital, L.L.C. to acquire Incode Corporation (“Incode”), a privately held technology services company whose business model is the acquisition, development and commercialization of innovative subscription-based eBusinesses (the “Agreement”). Pursuant to the terms of the Agreement, the Company will acquire 100% of the outstanding capital stock of Incode in exchange for 1,000,000 newly issued shares of the Company’s series A convertible preferred stock (the “Preferred Stock”). The Preferred Stock shall vote with the common stock on all matters. Each share of Preferred Stock is convertible into 200 shares of common stock at any time after 18 months from the closing date of the Agreement, subject to adjustment under certain circumstances. The number of votes which may be cast by a holder of shares of Preferred Stock shall be equal to twice the number of shares of the common stock into which the Preferred Stock could be converted (an aggregate of 400,000,000 prior to any adjustment). Concurrently with the closing, it is anticipated that the current officers and directors of the Company will resign.

The closing of the agreement is subject to the satisfaction of a number of terms and conditions, including but not limited to the following:

•	The satisfactory completion of due diligence by the Company, Incode and Incandent;
•	The consent of the Company’s principal financing source; and
•	The release of lien by the Company’s principal financing source on the Company’s real estate in Pennsylvania.

If, as amended, the closing has not occurred on or before November 24, 2004, the Agreement will terminate.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management’s expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the telecommunications marketplace.

Some of the information in this Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;
•	contain projections of our future results of operations or of our financial condition; and
•	state other "forward-looking" information.

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

General

We design, import and sell market branded and non-branded apparel. We have a showroom in New York, distribution center in Pennsylvania and a distribution center in Las Vegas, within a foreign trade zone that exempts shipments of our products to Mexico from duty taxes. We design, source and market a brand of jeans-wear and apparel under the M. Sasson®, Home Turf and New Terrain labels as well as private label. Product lines include sportswear, underwear, loungewear and outerwear, as well as accessories such as ties, hats, scarves, gloves, jewelry, backpacks, and small leather goods. We distribute our clothing via leading retailers, such as Wal*Mart, Sam’s Club, ABC Distributing, LTD Commodities, Burlington Coat Factory, 7th Avenue and Swiss Colony, throughout the United States and abroad.

As of September 30, 2004 the Company’s financial statements reflected negative equity of $2,218,115 and negative working capital of $877,795 as a result of a net loss of $2,160,420 for the nine months ended September 30, 2004. In addition, in January 2004, the Company obtained funding to retire certain debt and also entered into an equity line of credit to provide additional working capital. See discussion below.

Results of Operations for the Third Quarter Ended September 30, 2004 as Compared to the Third Quarter Ended September 30, 2003

Revenues for the quarter ended September 30, 2004 were $522,131 or 53.1% below the revenues of $1,113,986 recorded in the prior year’s third quarter. The decrease in sales was across the board and included a decrease in shipments to some accounts and the loss of accounts not offset by the addition of accounts.

Gross profit as a percentage of revenue was 28.7% and 1.5% for the quarters ended September 30, 2004 and 2003, respectively. The increase in gross profit as a percentage of revenues is a result of tighter pricing controls and the loss of a low margin customer in the prior year’s quarter. Gross profit in absolute dollars increased by $133,294.

Operating expenses include shipping expenses, showroom expenses, selling expenses and general and administrative expenses. Showroom expenses include inside sales costs, rent and related insurance expenses. Selling expenses include advertising, sales commissions, travel and entertainment expenses and designers’ salaries and fringes. These operating expenses decreased to $443,015 from $807,316 for the quarter ended September 30, 2004 compared to the prior year’s third quarter. Decreases in advertising, showroom salaries, sales commissions, insurance, telephone and bad debts as well as decreases in most expense categories were a result of lower revenues and tight cost controls.

Interest expense increased by $38,127 to $72,978 for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. Higher loan amounts from related parties was the reason for the increase in interest expense. We also incurred costs associated with the financing consummated during the current fiscal year.

Non-cash stock compensation expense was $28,250 in the current quarter ended September 30, 2004 and resulted from stock awards given to employees and consultants under our 2004 Stock Incentive Plan as registered on a S-8 filed with the SEC.

As a result of the above, we incurred a net loss of $349,040, or $.00 per share, for the quarter ended September 30, 2004 compared to a loss of $807,385 ($.01 per share) for the quarter ended September 30, 2003.

Results of Operations for the Nine Months Ended September 30, 2004 as Compared to the Nine Months Ended September 30, 2003

Revenues for the nine months ended September 30, 2004 were $1,618,527 or 40.2% below the revenues of $2,708,421 recorded in the prior year’s first nine month period. The loss of programs from two customers accounted for a majority of the decrease in revenues and decreases from continued customers was not offset by increases from two accounts.

Gross profit as a percentage of revenue was 11.7% and 8.3% for the nine months ended September 30, 2004 and 2003, respectively. The increase in gross profit as a percentage of revenues is a result of tighter pricing policies instituted in the third quarter of this year and the decrease in selling inventory at a loss to generate cash. Gross profit in absolute dollars decreased by $36,213.

Operating expenses include shipping expenses, showroom expenses, selling expenses and general and administrative expenses. Showroom expenses include inside sales costs, rent and related insurance expenses. Selling expenses include advertising, sales commissions, travel and entertainment expenses and designers’ salaries and fringes. These operating expenses increased by $321,929 to $2,099,873 for the nine months ended September 30, 2004 compared to the prior year’s first nine month period. Large increases in salaries and professional fees were not offset by decreases in advertising, sales commissions, insurance, office expense, programming, telephone and bank charges.

Interest expense increased by $204,576 to $298,878 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Higher loan amounts from related parties were the reasons for the increase in interest expense. We also incurred costs associated with the financing consummated during the current nine month period.

Non-cash stock compensation expense was $477,983 in the current nine month period ended September 30, 2004 and resulted from stock awards given to employees and consultants under our 2004 Stock Incentive Plan as registered on a S-8 filed with the SEC

As a result of the above, we incurred a net loss of $2,160,420, or $.02 per share, for the nine months ended September 30, 2004 compared to a loss of $1,591,288 ($.03 per share) for the first nine months of the prior fiscal year.

Liquidity and Capital Resources

At September 30, 2004 we had cash of $4,443 and had a working capital deficit of $877,795. During January 2004, we fully repaid $575,000 in past due bank loans from the proceeds of a convertible debenture as described below. The bank has released all liens on our assets and we are seeking additional asset-based financing against our receivables and inventory. On July 26, 2004 we entered into a financing agreement with a lender to advance 80% against eligible receivables up to a maximum of $500,000 at any one time outstanding. The initial term of the agreement is 3 months and we expect to renew for additional periods and potentially increase the amount of the facility as may be required. There can be no assurance that this facility will be renewed for additional periods or that the amount of the facility will be increased should the need arise.

The following is a description of certain transactions that were entered into to help provide funds for ongoing operations:

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners on January 7, 2004 for the sale of $1,200,000 in convertible debentures. The debentures issued pursuant to the January 2004 Securities Purchase Agreements bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the investor’s option at the lower of the following:

•	$0.204; or
•	eighty percent (80%) of the lowest daily volume weighted average price of the common stock for the five (5) trading days immediately preceding the conversion date.

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

On March 2, 2004, we received an advance of $500,000 from Cornell Capital Partners L.P. under the equity line of credit agreement. We gave Cornell Capital Partners L.P. a promissory note in the amount of $500,000 with an interest rate of 12% to be repaid out of the proceeds to be received by us under the equity line of credit. We escrowed 10 advance notices under the equity line of credit, each in the amount of $50,000, which will be released from escrow every seven calendar days commencing March 22, 2004. With each advance, Cornell Capital Partners L.P. will sell $50,000 worth of our common stock that we have placed in escrow under the equity line of credit, and the net proceeds from these advances will be applied to reduce the promissory note. We used the $500,000 advance for working capital purposes. On April 28, 2004, we received another advance from Cornell Capital in the amount of $250,000 under the equity line of credit agreement and signed a promissory note in that amount under the terms of the previous note. We escrowed 5 advance notices under the equity line, each in the amount of $50,000, and the mechanics will work the same as those described above. On June 10, 2004, we received another advance from Cornell Capital in the amount of $250,000 under the equity line of credit agreement and signed a promissory note in that amount under the same terms as the note dated March 2, 2004. We escrowed 5 advance notices under the equity line, each in the amount of $50,000, and the mechanics will work the same as those described above. All advances were fully repaid as of September 30, 2004.

On August 26, 2004, we entered into an agreement with Incandent Capital, L.L.C. to acquire Incode Corporation, a privately held technology services company whose business model is the acquisition, development and commercialization of innovative subscription-based eBusinesses. Pursuant to the terms of the acquisition agreement, we will acquire 100% of the outstanding capital stock of Incode Corporation in exchange for 1,000,000 newly issued shares of our series A convertible preferred stock. The series A convertible preferred stock shall vote with the common stock on all matters. Each share of series A convertible preferred stock is convertible into 200 shares of common stock at any time after 18 months from the closing date of the acquisition agreement, subject to adjustment under certain circumstances. The number of votes which may be cast by a holder of shares of series A convertible preferred stock shall be equal to twice the number of shares of the common stock into which the series A convertible preferred stock could be converted (an aggregate of 400,000,000 prior to any adjustment). Concurrently with the closing, it is anticipated that our current officers and directors will resign.

The closing of the agreement is subject to the satisfaction of a number of terms and conditions, including but not limited to the following:

•	The satisfactory completion of due diligence by us, Incode Corporation and Incandent Capital;
•	The consent of our principal financing source; and
•	The release of lien by our principal financing source on our real estate in Pennsylvania.

If, as amended, the closing has not occurred on or before November 24, 2004, the acquisition agreement will terminate.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of September 30, 2004, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

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

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5    OTHER INFORMATION

On August 26, 2004, we entered into an agreement with Incandent Capital, L.L.C. to acquire Incode Corporation, a privately held technology services company whose business model is the acquisition, development and commercialization of innovative subscription-based eBusinesses. Pursuant to the terms of the acquisition agreement, we will acquire 100% of the outstanding capital stock of Incode Corporation in exchange for 1,000,000 newly issued shares of our series A convertible preferred stock. The series A convertible preferred stock shall vote with the common stock on all matters. Each share of series A convertible preferred stock is convertible into 200 shares of common stock at any time after 18 months from the closing date of the acquisition agreement, subject to adjustment under certain circumstances. The number of votes which may be cast by a holder of shares of series A convertible preferred stock shall be equal to twice the number of shares of the common stock into which the series A convertible preferred stock could be converted (an aggregate of 400,000,000 prior to any adjustment). Concurrently with the closing, it is anticipated that our current officers and directors will resign.

The closing of the agreement is subject to the satisfaction of a number of terms and conditions, including but not limited to the following:

•	The satisfactory completion of due diligence by us, Incode Corporation and Incandent Capital;
•	The consent of our principal financing source; and
•	The release of lien by our principal financing source on our real estate in Pennsylvania.

If, as amended, the closing has not occurred on or before November 24, 2004, the acquisition agreement will terminate.

BIB HOLDINGS, LTD. AND SUBSIDIARIES
PART II - OTHER INFORMATION

On November 3, 2004, our wholly-owned subsidiary BIB, Ltd. and Mark TM, LLC mutually terminated the License Agreement with regards to the M. Sasson product license. As of November 8, 2004, we stopped accepting orders for or manufacturing M. Sasson products and we have until November 30, 2004 to sell all our remaining inventory of M. Sasson products.

ITEM 6    EXHIBITS

10.1 - Termination of License Agreement between Mark TM, LLC and BIB, Ltd., dated as of November 3, 2004

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

                                     BIB HOLDINGS, LTD.

Date: November 15, 2004	By: /s/ GAIL BINDER
Gail Binder
Chief Executive Officer

Date: November 15, 2004	By: /s/ JEFFREY KAPLAN
Jeffrey Kaplan
Chief Financial Officer