Form 10KSB
period 2004-12-31
INCODE TECHNOLOGIES CORP.
filed 2005-03-31
CIK 1127242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          _________________________

                                FORM 10-KSB
                          _________________________


                 ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                       COMMISSION FILE NO.: 0-32143

                         INCODE TECHNOLOGIES CORP.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


                  Nevada                            33-0895699
    -------------------------------------------------------------------
    (State of other jurisdiction of               (IRS Employer
     incorporation or organization                 Identification No.)


    111 Howard Boulevard, Suite 108, Mt. Arlington New Jersey       07856
    ----------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


                                (973) 398-8183
               --------------------------------------------------
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. [X]

State issuer's revenues for its most recent fiscal year: $585.

The number of outstanding shares of common stock as of March 25, 2005 was:
367,243,231. Based on the closing price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 2005 was $171,121.

                        Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC").

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Incode Technologies Corp., through its subsidiaries ("we," "our," "us," "Incode," or the "Company"), is a holding company that was, until February 9, 2005, known as BIB Holdings, Ltd. ("BIB"). The business plan for Incode contemplates that it will engage in the business of acquiring, developing and commercializing innovative subscription-based eBusinesses in the online dating, information, retail, industrial, and financial services sectors. Incode's ambition is to build a successful portfolio of diversified eBusinesses with integrated on- and offline operations.

Our executive offices are located at 111 Howard Boulevard, Suite 108, Mt. Arlington, NJ 07856. Our telephone number is 973-398-8183.

More information on Incode and its business model is available online at www.incodetech.com where we will also provide free access to our annual reports on Form 10KSB, quarterly reports on Form 10QSB, current reports on Form 8K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC.

COMPANY BACKGROUND

Internet businesses are increasingly looking to offline communities today for share growth because rates of return with current online consumers are tapering off on increasing consumer acquisition costs. Successful online businesses are frequently drawing relevant and meaningful links between online services and their offline brethren, and many businesses are beginning to capitalize on the resonance of underlying communities, of relationships, in marketing their services and increasing their returns.

For this reason, we believe that there exists today a compelling opportunity to build a significant business on the basis of diverse consumer products and services that are linked through relevant relationships and networks on- and offline. We will use these relationships and networks to generate revenues online and offline through the provision of novel subscription-based services and through the sale of relevant products and services, and we will reduce the relative costs of our targeted offline businesses in the process. Our expectation is that the whole in each case will be more valuable than the sum of its parts.

Incode's core objective for FY2005 is to use our existing financing and other relationships to complete a number of strategic acquisitions and other transactions to build our initial portfolio of diversified eBusinesses with integrated on- and offline operations.

On November 29, 2004, our wholly-owned subsidiary, BIB Acquisition Corp., completed a merger with Incode Corporation, a Delaware corporation (the "Incode Subsidiary"). As a result of the merger, the Incode Subsidiary became a wholly-owned subsidiary of BIB and BIB subsequently changed its name to Incode Technologies Corporation. We have two subsidiaries: the Incode Subsidiary and Intrance Corporation ("Intrance"). Intrance is a holding company through which we intend to administer our current and future online dating businesses.

OUR ONLINE PROPERTIES

In December 2004, we acquired several internet-based online dating, information, retail, industrial, and financial services and portals. The properties acquired include KissyKat.com and DateFetch.com (special interest dating), tsdonline.com (industrial services), MarketCast.FM (market and financial information), IgnitePowered.com (automated web site development), SuiteMatch.com (special interest dating), WeddingPortfolios.com (wedding resource library) and DoctorPaw.com (pet and animal welfare). Of these, only DateFetch.com, a special interest online personal service with a focus on the pet products industry, is currently operating.

THE ONLINE PERSONALS INDUSTRY

We believe that online personals fulfill significant needs for America's 98 million single adults, many of whom are looking to meet a companion or date. Online dating services facilitate interaction between singles by allowing them to screen and communicate with a large number of potential companions. This medium allows users to communicate with other singles at their convenience and affords them the ability to virtually meet multiple people in a safe and secure setting. Moreover, online personals services allow people to learn considerably more about someone prior to an in person meeting, through detailed personal profiles, emails and instant messaging. However, given the recent proliferation of online dating services as a compliment to traditional means of dating, it is our view that it has become difficult to find and develop a relationship with like-minded people on the majority of the available online matchmaking services. We believe that competing services are overcrowded, are limited by their generality and are becoming increasingly difficult to navigate. While sector-wide growth can be expected due to the growth of the internet, increased use of broadband technologies, and mainstream acceptance of online dating, it is our view that the industry overall is reaching saturation among the current population of online singles and that substantial additional growth in the sector will mostly come from that percentage of the single population that are not regular users of the internet.

OUR ONLINE DATING COMPETITIVE STRENGTHS

There are about 39 million single pet owners in America that collectively own about 65 million dogs, 78 million cats, 192 million fish, 17 million birds, 9 million reptiles and 5 million horses. We believe that pet-owning singles have interests that are more inclined to be compatible with other pet-owning singles as compared to singles that do not own pets. This demographic additionally shares a strong affinity with the offline pet and animal welfare community. We believe that a niche-oriented business that caters to both the on- and the off-line pet owning single communities is capable of lower subscriber acquisition costs and higher rates of return as compared to generic sites.

DateFetch's affiliate marketing-based charitable donation programs are designed with both on- and off-line singles in mind by generating recurring monthly donations for qualified pet and animal adoption agencies, shelters and clinics. While DateFetch has not commenced operations under these programs to date, these programs are designed to catalyze a cost-effective distributed grass roots mass marketing effect by helping qualified pet and animal adoption agencies, shelters and clinics meet their respective missions to fetch homes for homeless dogs, cats, puppies and kittens. Participating animal welfare organizations will receive recurring monthly donations from DateFetch in return for referrals to our online dating service.

OUR ONLINE DATING STRATEGY

We intend to grow DateFetch's subscription-based revenue by growing the number of our members, increasing the number and percentage of our members who convert to subscribers and enhancing our subscribers' online experience. Specific tactics include: key community alliances, integrated marketing programs, implementation of ongoing technological improvements, establishing strong customer service and enhanced member communications.

INTELLECTUAL PROPERTY

The "Incode Logo", the tagline "It's in the Code", and the brands and logos for DateFetch, MarketCast.FM, Ignite by Incode, SuiteMatch,
WeddingPortfolios, and DoctorPaw are the registered trademarks of Incode Corporation. We believe that our intellectual property rights are protected to the fullest extent afforded by law.

EMPLOYEES

We currently have only two employees, our officers.

ITEM 2.  DESCRIPTION OF PROPERTIES

Incode currently maintains office space at 111 Howard Boulevard in Mt. Arlington, New Jersey in a facility leased by an affiliated company. The lease for this space expires on December 31, 2007. We paid no rent during 2004 for these offices. During 2005 Incode does not expect to pay rent for these offices. We believe these offices will be sufficient for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Incode's Common Stock trades on the OTC Bulletin Board under the symbol "ICDT." The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's Common Stock during the past two years as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period                    High        Low

2004 First Quarter        0.26        0.04
2004 Second Quarter       0.07        0.01
2004 Third Quarter        0.01        0.001
2004 Fourth Quarter       0.01        0.001

2003 First Quarter        1.50        0.01
2003 Second Quarter       1.39        0.16
2003 Third Quarter        0.60        0.14
2003 Fourth Quarter       0.60        0.14

Title of Class    Approximate Number of Holders of Record as of March 28, 2005

Common Stock,
 0.001 par value                           330

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares.

DIVIDENDS

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. Future dividend policies will be determined by the Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions.

SALE OF UNREGISTERED SECURITIES

Incode did not sell any unregistered equity securities during the 4th quarter of 2004.

REPURCHASE OF EQUITY SECURITIES

Incode did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2004, except that in November 2004 Incode purchased 250,000 shares of its common stock in exchange for the capital stock of Bib Ltd., which had been the Company's sole operating subsidiary prior to the acquisition of the Incode Subsidiary.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION OVERVIEW

On November 29, 2004 the Company, which was then named "Bib Holdings, Ltd., completed a merger with Incode Corporation, a Delaware corporation (the "Incode Subsidiary"). As a result of the merger, the Incode Subsidiary became a wholly-owned subsidiary of BIB Holdings and BIB Holdings subsequently changed its name to Incode Technologies Corporation. We have two subsidiaries: the Incode Subsidiary and Intrance Corporation ("Intrance"). Intrance is a holding company through which we intend to administer our current and future online dating businesses. In December 2004, we acquired several internet-based portals including DateFetch.com, a special interest online personal service with a focus on the pet products industry. The DateFetch portal is our only currently operating portal.

Our efforts in 2004 were focused on the completion of the transactions detailed above. Management expects to invest in the growth of several of its current properties during FY2005. Management additionally intends to acquire strategic and accretive assets to its portfolio during FY2005. The accompanying financial statements do not contain any adjustments that may be required as a result of this.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements included herein have been prepared by the Company, in accordance with Generally Accepted Accounting Principles. This requires the Company's management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. In the opinion of management, all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements and any changes in the Company's future operational plans.

The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. The Company expenses costs related to the planning and post implementation phases of web site development efforts. Direct costs incurred in the development phase are capitalized.

The Company capitalizes costs incurred in developing or purchasing its websites. The capitalized website costs are then amortized over the estimated useful life of the website. In preparing our financial statements for FY2005, we were required to make an estimate of the estimated useful like of our existing website. We determined that it had a useful life of five years, based on our estimate of the likely obsolescence of current technology. We were also required to make a determination as to whether the book value of the website had been impaired - i.e. whether it represented a recoverable amount. We made that determination by reviewing the potential market for the website and considering the revenue earned by comparable websites. We determined that no impairment had occurred.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Revenues

Total revenues were $585 for the year ended December 31, 2004. The revenues realized during 2004 were due to the operating activities of our online dating service.

Cost of Revenues

Cost of revenues for the year ended December 31, 2004 was $325, which amount was primarily attributable to the operating activities of our online dating service.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2004 were $50,260, which amount was attributable to the general and administrative expenses associated with the transactions completed during 2004.

Interest Expense and Financing Costs

Interest expenses for the year ended December 31, 2004 was about $222,327. This included $81,650 in financing costs that we incurred during the year ended December 31, 2004. These expenses represented the costs incurred in connection with the sale by the Company of a $1,200,000 convertible debenture to Cornell Capital Partners and the sale by the Incode Subsidiary of a $1,000,000 convertible debenture to Highgate House LLC. In each of those transactions we paid fees and issued equity securities to compensate the parties to the transactions, and the amount of those fees and the fair value of the securities issued were accounted for as "financing costs."

Net Loss

Our total net loss for the year ended December 31, 2004, was $ 277,330. The net loss incurred in the period was due to the expenses and other factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Incode has no significant operating assets. It owns one operating Website, which produced $525 in revenue during 2004, and it owns several domain names.

Incode had $3,726,220 in liabilities at the end of 2004, primarily consisting of a $500,000 convertible debenture owed to Highgate House LLC, $421,321 remaining due on a convertible debenture owed to Cornell Capital Partners, and $2,750,000 that we may be required to pay to Candent Corporation, the holder of our Series A Preferred Stock.. The Highgate House debenture is payable on November 22, 2006 with interest at 5% per annum. The Cornell Capital Partners debenture is payable on February 13, 2007 with interest at 5% per annum. Incode expects most, if not all, of the debentures to be satisfied by the holders converting the debts into Incode common stock that they will then resell to the public. At the market price of $.0005 on March 25, 2005, satisfaction of both debentures would require the issuance of over 3,560,000,000 common shares. Accordingly, unless the market price of our common stock increases, we will be required to issue over 90% of our equity to satisfy the debentures or will be required to find other investment sources to satisfy the debts.

Incode also had $54,314 in accounts payable and accrued expenses at the end of 2004. Incode intends to satisfy those debts from future financings.

When 2005 commenced, Incode had one financing commitment. Highgate House was committed to purchase additional convertible debentures, up to a total principal of $500,000. In March 2005 we sold Highgate House a debenture in the principal amount of $330,000 and received net proceeds of $297,000. From those proceeds we used $234,930 to redeem a portion of the Series A Preferred
Stock held by Candent Corporation.   The remainder of the net proceeds was
added to working capital.

Incode does not have any other commitments from anyone to provide funds for the operations of Incode. Management continues to seek funding. Any additional funding that is obtained is likely to involve the issuance of large amounts of stock, and will further dilute the interests of the existing shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION LIQUIDITY AND CAPITAL RESOURCES (continued)

Recently we have formed associations with a number of consultants whose services will be crucial to our efforts to stabilize and expand the business of Incode. Some of the consultants are assisting us in finding business opportunities, others are providing technical assistance, still others are advising us regarding the growth and development of Incode. We have made commitments to five of these consultants that will require us to pay them a total of $650,000 in cash or stock (at the Company's option) during the next twelve months. Our hope is that our stock price will increase, and that we will be able to satisfy these obligations in stock without serious dilution to our existing shareholders. If the stock price does not increase from its current level, we will have to either obtain the cash needed to settle the obligations or issue shares that will represent over 35% of our outstanding equity.

The Company had a negative working capital position of $54,899 at December 31, 2004. Due to this condition and the dependence on raising capital, our auditor has concluded that there is substantial doubt as to our ability to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 is required with the beginning of fiscal year 2003. The adoption of this statement did not have a significant impact on the Company's results of operations.

In November 2002, the FASB issued FASB Interpretation, FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Under FIN No. 45, recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No. 45 did not have a significant impact on the Company's consolidated financial position or results of operations.

In December 2003, the FASB revised FIN No. 46, "Consolidation of Variable Interest Entities". Fin 46 clarifies Accounting Research Bulletin No. 51 for certain entities for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company would currently be required to meet the disclosure requirements of this pronouncement. However, the Company has determined that it does not have a significant interest in such entities based on its analysis and assessment.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principal of financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have any significant impact on the Company's consolidated financial position or results of operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have acurrent or future effect on our financial condition or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

WE HAVE NEGLIGIBLE REVENUE TO DATE; SO OUR ABILITY TO BECOME PROFITABLE IS SPECULATIVE.

Incode owns a number of domain names that it intends to use to establish Internet portals. To date, only one of those portals is carrying on business operations. Its revenue through December 31, 2004 was $525. The future of our business, therefore, is entirely speculative. It is possible that we will never develop a viable business operation.

OUR PORTALS, WHICH WILL BE COSTLY TO DEVELOP, MAY FAIL TO GAIN A SUFFICIENT NUMBER OF USERS TO ASSURE PROFITABILITY.

We will invest a significant amount of our cash resources in developing each of our portals. Nevertheless, these portals may fail to attract a substantial number of users. Because the use of Internet portals is new and evolving, it is difficult to predict the size of the niche market to which a portal will appeal, or to predict its rate of growth. It is also difficult to predict what features in a portal will attract users. It is possible that we will devote significant resources to the introduction of a portal, only to discover that the portal fails to attract sufficient users to make it profitable.

WE MAY BE REQUIRED TO PROVIDE EXPENSIVE CONTENT IN OUR PORTALS.

In order to compete with established portals, we may need to provide our users with unique content, including audio, video and other graphic content. The licenses under which we can obtain such content are often expensive, particularly for the most attractive media. In some cases, we may have to invest in the content before we have an accurate assessment of the revenue we can expect from a portal. Such a situation could result in significant operating losses for us if revenue from a portal failed to cover the costs of its content.

OUR FAILURE TO ATTRACT QUALIFIED PROGRAMMERS, GRAPHIC DESIGNERS AND MANAGEMENT PERSONNEL COULD HINDER OUR SUCCESS.

Our ability to attract and retain qualified programmers and other professional personnel when we need them will be a major factor in determining our future success. There is a very competitive market for individuals with advanced training in Website development and maintenance, and we are not assured of being able to retain the personnel we will need.

MOST OF OUR PORTALS WILL COMPETE WITH ESTABLISHED PORTALS THAT PROVIDE SIMILAR SERVICES.

The success of our business will depend on our ability to gain a significant portion of the niche market for which each of our portals will be designed. Most of those markets are already served by existing portals. Many of those portals are sponsored by companies whose resources far exceed ours. We will have to rely on our ingenuity and design skills in order to gain a competitive advantage. If we are not able to compete effectively with these companies, our business will fail.

INCODE IS NOT LIKELY TO HOLD ANNUAL SHAREHOLDER MEETINGS IN THE NEXT FEW
YEARS.

Nevada corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. One or more shareholders who own 15% of the corporation=s voting power may petition the Nevada district court to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held.

Management of Incode does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. The current Board members, James L. Grainer and Kevin Kreisler, were appointed by the previous Board members. If other directors are added to the Board in the future, it is likely that Messrs. Grainer and Kreisler will appoint them. As a result, the shareholders of Incode will have no effective means of exercising control over the operations of Incode.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

WE HAVE COMMITMENTS TO PAY $650,000 TO CONSULTANTS OR ISSUE STOCK WITH THAT MARKET VALUE DURING THE NEXT TWELVE MONTHS.

Incode is currently party to five contracts with consultants that, in aggregate, require us to pay a total of $650,000 during the next twelve months or issue common stock with that market value in lieu of cash (at the Company's option). Unless we increase our cash resources, it is likely that we will satisfy most or all of those obligations by issuing stock. At the market price of $0.0005 on March 25, 2005, would require the issuance of over 130,000,000 common shares. The issuance of these shares would dilute the interest of current shareholders, and could lead to a reduction in the market price for our common stock.

THE ISSUANCE OF SHARES UNDER OUR AGREEMENTS WITH HIGHGATE HOUSE LLC AND CORNELL CAPITAL PARTNERS WILL DILUTE THE ENTITY OF EXISTING SHAREHOLDERS.

Incode has issued convertible debentures to Highgate House LLC in the aggregate principal amount of $1,000,000. Incode has also issued a convertible debenture to Cornell Capital Partners, which had a principal amount of $425,671 on December 31, 2004. The Highgate House debentures are convertible into a minimum of one billion shares of our common stock. The Highgate House and the Cornell Capital Partners debentures together, if they were converted into common stock at the market value of $0.0005 on March 25, 2005, would require the issuance of over 3.5 billion common shares. We expect that Highgate House LLC and Cornell Capital Partners will resell into the public market any shares they acquire on conversion of the debentures. The likely result of their selling such large quantities of stock to the public would be a steep reduction in the market price of Incode common stock.

THE ANTI-DILUTION PROVISIONS OF INCODE'S SERIES A PREFERRED STOCK AND INTRANCE'S SERIES A PREFERRED STOCK WILL DILUTE THE INTERESTS OF CURRENT SHAREHOLDERS.

Candent Corporation owns shares of Series A Preferred Stock which entitle it to own 80% of Incode's outstanding common stock after conversion. Incandent Capital LLC owns preferred stock issued by Incode's subsidiary, Intrance, that is convertible into the greater of (a) 6.18% of Incode's outstanding common stock or (b) that number of Incode common shares that will yield $2,750,000 in net proceeds to Incandent. Whenever Incode issues common stock, therefore, the anti-dilution provisions of those two securities will effectively double the dilution that occurs. Incandent Capital, LLC is owned by our Chairman, Kevin Kreisler. Mr. Kreisler's spouse is the President of Candent Corporation.

ITEM 7.  FINANCIAL STATEMENTS
                                                        Page No
FINANCIAL STATEMENTS

Report of Independent Auditors..............................12
Consolidated Balance Sheet..................................13
Consolidated Statement of Operations........................14
Consolidated Statements of Stockholders' Equity.............15
Consolidated Statements of Cash Flows.......................16
Notes to Consolidated Financial Statements..................17

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,
Incode Technologies Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Incode Technologies Corporation and Subsidiaries, a development stage company, as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the period since inception, August 23, 2004 to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Incode Technologies Corporation and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the period since inception, August 23, 2004, to Decemebr 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                          /s/ Rosenberg,Rich, Baker,Berman & Company
                          ------------------------------------------

Bridgewater, New Jersey
March 25, 2005

              INCODE TECHNOLOGIES CORPORATION AND SUBSIDIARIES,
                        A DEVELOPMENT STAGE COMPANY
                        CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 2004

ASSETS:
 Deferred financing costs, net                  $     78,248
 Website costs, net                                  295,160
                                                   ---------
 TOTAL ASSETS                                        373,408
                                                   =========

LIABILITIES AND STOCKHOLDERS' IMPAIRMENT
 Current liabilities:
  Deferred revenues                                      585
  Accounts payable and accrued expenses               54,314
                                                   ---------
 Total current liabilities                            54,899

Convertible debentures                               921,321
Redeemable preferred stock - related party         2,750,000
                                                   ---------
 Total  liabilities                                3,726,220

Stockholders' equity:
 Preferred stock, $0.001 par value:
  Series A: authorized 1,000,000 shares
  issued and outstanding                               1,000
 Common stock, $0.001 par value,
  2,000,000,000 authorized; 267,243,251
  issued and outstanding                             217,243
 Additional paid-in capital                          214,286
 Accumulated deficit                              (3,785,341)
                                                   ---------
 Total stockholders' impairment                   (3,352,812)
                                                   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' IMPAIRMENT  $    373,408
                                                   =========


The notes to the consolidated financial statements are an integral part of these statements.

            INCODE TECHNOLOGIES CORPORATION AND SUBSIDIARIES,
                        A DEVELOPMENT STAGE COMPANY
                  CONSOLIDATED STATEMENT OF OPERATIONS
    FOR THE PERIOD SINCE INCEPTION, AUGUST 23, 2004, TO DECEMBER 31, 2004


Revenues                              $     585
Cost of revenues                            325
                                         ------
Gross profit                                260

Operating expenses:
 General and administrative expenses     50,260
 Amortization expense, intangible
  assets                                  5,003
                                         ------
Total operating expenses                 55,263
                                         ------
Operating loss                          (55,003)

Other expense
 Interest expense and financing costs  (222,327)
                                        -------
Total other expense, net               (222,327)
                                        -------
Income before provision for income
 taxes                                 (277,330)

Provision for income taxes                   --
                                        -------
Net loss                              $(277,330)
                                        =======
Net loss per common share,
 basic and diluted                    $   (0.00)
                                        =======
Weighted average shares of common
 stock outstanding, basic and
 diluted                            106,815,728
                                    ===========

The notes to the consolidated financial statements are an integral part of these statements.

               INCODE TECHNOLOGIES CORPORATION AND SUBSIDIARIES,
                          A DEVELOPMENT STAGE COMPANY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD SINCE INCEPTION, AUGUST 23, 2004 TO DECEMBER 31, 2004


                             Shares               Amount         Accumulated
                       Preferred  Common       Par     APIC      Deficit          Totals
-------------------------------------------------------------------------------------------
Balance at 8/23/04         --           --  $     --  $     --  $         --  $        --

Issue preferred
 shares             1,000,000           --     1,000        --            --        1,000

Value of
 beneficial
 conversion
 feature on
 convertible
 debt                      --           --        --   214,286            --      214,286
 Acquisition  of
 intangible assets         --           --        --        --    (2,449,837)  (2,449,837)

Effect of merger
 and recapital-
 ization                   --  217,243,231   217,243        --    (1,058,174)    (840,931)

Net loss                   --           --        --        --      (277,330)    (277,330)
                   ----------------------------------------------------------------------
Balance at 12/31/04 1,000,000  217,243,231 $ 218,243  $214,286  $ (3,785,341) $(3,352,812)
                   ======================================================================


The notes to the consolidated financial statements are an integral part of these statements.

              INCODE TECHNOLOGIES CORPORATION AND SUBSIDIARIES,
                         A DEVELOPMENT STAGE COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE PERIOD SINCE INCEPTION, AUGUST 23, 2004 TO DECEMBER 31, 2004


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                  $    (277,330)

 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities
  Amortization of website costs                    5,003
  Amortization of deferred financing costs         3,402
  Interest expense associated with intrinsic
   value of convertible debt                     214,026
 Changes in assets and liabilities
  Increase in deferred revenue                       585
  Increase in accounts payable and
   accrued expenses                               54,314
                                                --------
 Net cash used in operating activities                --
                                                --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of convertible debt      414,000
 Repayment of convertible debt                  (414,000)
                                                 -------
 Net cash provided by financing activities            --
                                                 -------

 Increase (decrease) in cash                          --
 Cash at beginning of year                            --
                                                 -------
 Cash at end of year                           $      --
                                                 =======

The notes to the consolidated financial statements are an integral part of these statements.

             INCODE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Incode Technologies Corporation, is a holding company that was previously known as BIB Holdings, Ltd. ("BIB"). The company consolidates two subsidiaries; Incode Corporation and Intrance Corporation ("Intrance"). Intrance is a holding company through which the Company administers its current and future online dating businesses.

In December 2004, we acquired several internet-based portals including DateFetch.com, a special interest online personal service with a focus on the pet products industry. The DateFetch portal is our only currently operating portal.

For accounting purposes, because the Company had become a shell company prior to merger, the merger was treated as a recapitalization of the Company.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include all accounts of the Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

For 2004 all revenue was derived from DateFetch.com subscription fees. The Company recognizes revenue in accordance with SAB No. 104, "Revenue Recognition." Recognition occurs ratably over the subscription period, beginning when there is persuasive evidence of an arrangement, delivery has occurred (access has been granted), the fees are fixed and determinable, and collection is reasonably assured. Subscribers pay in advance, primarily by using a credit card, and all purchases are final and nonrefundable. Fees collected in advance for subscriptions are deferred and recognized as revenue using the straight line method over the term of the subscription. We had deferred revenue of approximately $585 as of December 31, 2004.

WEBSITE COSTS

The company capitalizes costs related to developing its websites. Capitalization of costs begins after the conceptual formulation stage has been completed. Development costs are expensed as incurred or capitalized into web site cost in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages be expensed as incurred and that certain costs incurred in the application development stage be capitalized. In accordance with EITF 00-2, "Accounting for Web Site Development Costs," we expense costs related to the planning and post implementation phases of our Web site development efforts. Direct costs incurred in the development phase are capitalized. We estimate the amount of time spent by our engineers in developing and making enhancements to our Web sites. Costs associated with minor enhancements and maintenance for the Web site are included in expenses. The capitalized Web site costs are amortized over the estimated useful life of the site, which is usually five years.

           INCODE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME OR LOSS PER COMMON SHARE

The Company computes its net income or loss per common share under the provisions of SFAS No. 128, "Earnings per Share" and SAB No. 98. Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares if the effect is anti-dilutive.

DEFERRED FINANCING COSTS

Deferred financing costs, which represent charges associated with obtaining long-term financing, are amortized on a straight-line basis over the life of the corresponding financing, commencing with the closing of the financing and are written off when appropriate. Costs associated with financing arrangements that are abandoned are written off in the period the potential financing effort is discontinued.

2.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $277,330 during the period since inception through December 31, 2004 and as of December 31, 2004, the Company had approximately $-0- in cash. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

3.   ACQUISITIONS

In December of 2004, the Company, through its Intrance subsidiary, acquired the operating assets of Candent Corporation, which consisted of several websites in various stages of development. The President and owner of Candent Corporation is the wife of Incode's Chairman, Kevin Kreisler, and is a related party.

In exchange for the assets acquired, Intrance issued to Candent 275,000 shares of preferred stock that are immediately redeemable at the holder's discretion for $10 per share. The value of the assets acquired are shown on Incode's balance sheet at the historical cost of the related party from which they were acquired and the excess of the purchase price over the cost basis was treated as a distribution to that related party.

The following table summarizes the value of the assets acquired during 2004 for the acquisitions detailed above:

Purchase price:
Subsidiary preferred issued         $   2,750,000
                                        ---------
	Total purchase price		2,750,000
                                        ---------
Cost of  assets acquired:
Assets acquired                           300,164
Liabilities assumed                            --
                                        ---------
        Net assets acquired               300,164
Excess of purchase price over cost      ---------
 of assets acquired                 $   2,449,836
                                        =========

             INCODE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   ACQUISITIONS (CONTINUED)

Company's consolidated results of operations are included herein as of the dates the above acquisitions were completed. The following unaudited pro-forma financial information provides a comparative analysis assuming that the consolidation of the assets had occurred as of the beginning of the period:

                                      2004            2003
                                  -----------     -----------
Gross revenue                      $   14,395      $    1,566
Net loss                             (632,475)              -
Basic net loss per common share    $    (0.00)     $    (0.00)
                                      =======          ======
4.   FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of December 31, 2004:

Convertible debentures:
 Cornell Capital debenture, 5% convertible debentures, net         421,321
 Highgate House debenture, 5% convertible debentures, net          500,000
                                                                  --------
 Total current portion of convertible  debentures                $ 921,321
                                                                   =======
CORNELL CAPITAL DEBENTURE

On January 7, 2004, BIB Holding Company, our predecessor, entered into a Securities Purchase Agreement with Cornell Capital Partners ("the Cornell Agreement") for the sale of $1,200,000 in convertible debentures, which was completed as of February 13, 2004. The debentures issued pursuant to the Cornell Agreement bear annual interest at 5%, mature three years from the date of issuance, and are convertible into the Company's common stock, at the investor's option at the lower of $0.204 or eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date. We reduced the principal amount on this debenture during 2004 to $421,321.

HIGHGATE HOUSE DEBENTURES

In November 2004, the Company entered into a Convertible Debenture Purchase Agreement, with Highgate House LLC, an accredited investor, pursuant to which it sold and issued convertible debentures to Highgate in an aggregate principal amount of up to $1,000,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended.

             INCODE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   FINANCING ARRANGEMENTS (CONTINUED)

A debenture in the aggregate principal amount of $500,000 was issued for gross proceeds of $500,000 with a maturity date of November 22, 2006, subject to earlier conversion or redemption pursuant to its terms, and bears interest at the rate of 5% per year, payable in cash or shares of common stock at the option of the holder of the Debentures.

The Debentures are convertible into unrestricted shares of the Company's common stock at a conversion price that is the lower of $0.0035 or seventy-five percent (75%) of the average of the three lowest closing per share bid prices for the common stock during the thirty trading days prior to conversion. The conversion price and number of shares of common stock issuable upon conversion of the Debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the Debentures, the Company placed 50,000,000 shares of common stock into escrow during 2004 for potential issuance to Highgate upon conversion of the Debentures. The company follows EITF 98-5 in accounting for convertible notes with 'beneficial conversion features' (ie:, the notes may be converted into common stock at the lower of a fixed rate at the commitment date or a fixed discount to the market price of the underlying common stock at the conversion date). Because the Company's convertible notes contained a beneficial conversion feature on the date of issuance, the Company measured and recognized the intrinsic value of the beneficial conversion feature of the convertible notes when the convertible notes were issued. During the period date of inception August 23, 2004 through December 31, 2004, interest expense of $ 214,026 (representing the aggregate proceeds to the Company from the convertible notes issued during such periods), was recognized as the intrinsic value of the beneficial conversion feature of the convertible notes that were issued in that period.

5.   RELATED PARTY TRANSACTIONS

The Company had the following significant related party transactions during the periods reported in the financial statements:

Since August 2004 Mr. Grainer has been acting as a consultant to Incode Corporation. In that role, he has assisted in negotiating the Incode Merger and has performed due diligence for Incode in connection with that transaction. As of December 31, 2004, the Company has included $50,000 of compensation payable to Mr. Grainer, which amount may be paid in the form of cash or common stock.

The Company's subsidiary, Intrance Corporation, issued 275,000 shares of a Series A Preferred Stock to Candent Corporation in consideration for the Company's acquisition of certain assets from Candent (see Note 3, Acquisitions, above). The President of Candent Corporation is the wife of Kevin Kreisler, our Chairman. The equity in Candent Corporation is held in trust for the benefit of its President.

The Company issued 1000 shares of common and 1,000,000 of Series A
Preferred Stock to Incandent Capital,,LLC in conjunction with the acquisition of Incode. The President of Incandent Capital LLC, Kevin Kreisler, is the Chairman of the Company.

6.   INCOME TAXES

The Company has incurred losses, which have generated net operating loss carryforwards for the Company. As of December 31, 2004, the Company has federal and state net operating loss carryforwards. These loss carryforwards are subject to limitations due to current ownership changes.

             INCODE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   PREFERRED SHARES

In consideration for the acquired assets, the Company caused Intrance Corporation to issue 275,000 shares of a Series A Preferred Stock to Candent. The holder of the Intrance preferred shares will received a quarterly dividend equal to ten percent of Intrance's operating income. The Intrance preferred shares are redeemable at a price of $10 per share. The holder of the Intrance preferred shares can convert each share of Series A Preferred Stock into one hundred shares of the Registrant's common stock. The holder of Intrance Series A Preferred Stock is not entitled to vote at shareholders meetings. On the date of issue, all of the Intrance Series A Preferred Stock acquired by Candent could be converted into 27,500,000 shares of the Company's common stock, which would represent 6.18% of the fully-diluted outstanding shares. In the event that the Company issues any common shares after this date, the number of shares into which the Intrance Series A Preferred Stock can be converted will be proportionately increased, so that at all times the Intrance Series A Preferred Stock will be convertible into a number of shares which will equal 6.18% of the Company's outstanding shares after the conversion. The Company's agreement with Candent also provides that if Candent corporation obtains less than $2,750,000 from the sale of the common stock into which the Intrance preferred shares are convertible, the Registrant will issue additional shares to Candent Corporation until it obtains $2,750,000 in sales proceeds.

The Company issued to Incandent Capital, LLC ("Incandent") 1,000 shares of the Company's Common Stock and 1,000,000 shares of the Company's Series A Preferred Stock. The Series A Preferred Stock are convertible into common stock at a rate of one share of Series A Preferred Stock to one hundred shares of the Company's Common Stock. The preferred shares may not be converted into common stock until December 31, 2006 except, at the option of the holder, in the event a change of control or other merger or acquisition event. The holder of shares of Series A Preferred Stock shall be entitled to vote at any meeting of stockholders of the Company (or in any written action of stockholders in lieu of a meeting) with respect to any matters presented to the stockholders of the Company for their action or consideration. The number of votes which may be cast by a holder of shares of Series A Preferred Stock will equal to the number of shares of the Company's Common Stock into which that holder's Series A Preferred Stock could be converted on the record date for the meeting or action. The Series A Preferred Stock is subject to quarterly adjustment such that Incandent's ownership, on a fully-diluted basis, shall be and at all times remain equal to eighty percent of the issued and outstanding common stock of the Company. The owner of Incandent Capital LLC, which owns the majority of the Company's voting shares also serves as the Company's Chairman.

8.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

There was no interest or income taxes paid in the period.

Schedule of Non-Cash Investing and Financing Activities:

The company issued redeemable preferred stock valued at $ 2,750,000 in exchange for a website valued at $ 300,163.

9.   SUBSEQUENT EVENTS

Consulting Agreements

Subsequent to December 31, 2004 the Company entered into the following consulting agreements:

     Candent Corporation. Incode and Candent signed an "IT Services Agreement" dated January 2, 2005 for a period of one year pursuant to which Candent is designing, developing and administering information systems for the Company. The agreement calls for Incode to issue to Candent $50,000 in cash or stock in payment for the services. The President of Candent is the spouse of the Chairman of Incode.

     Serenity Capital, LLC. Incode's consulting agreement with Serenity provides that commencing January, 2, 2005 for a period of one year Serenity will provide consulting services related to the distribution of industrial commodities, commodity valuation and contract and related modules, etc. The agreement calls for Incode to issue to Serenity $150,000 in cash or stock in payment for the services. The sole member of Serenity Capital is the father of the Chairman of Incode.

               INCODE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   SUBSEQUENT EVENTS

Cyrus Capital, LLC. Incode's consulting agreement with Cyrus provides that commencing January, 2, 2005 for a period of one year Cyrus will provide consulting services related to the design of online entertainment and gaming, virtual environments, financial market platforms, The agreement calls for Incode to issue to Cyrus $150,000 in cash or stock in payment for the services. The sole member of Cyrus Capital is the brother of the Chairman of Incode.

Sonata Capital Partners LLC. Sonata will engage in business development services for Incode. The agreement calls for Incode to issue to Sonata $150,000 in cash or stock in payment for the services.

Stock Issuance

Subsequent to December 31, 2004 the Company issued common Stock to the following:

Candent Corporation     50,000,000 shares
Serenity Capital LLC    25,000,000 shares
Cyrus Capital LLC       25,000,000 shares
Sonata Ventures LLC     25,000,000 shares
Its President           25,000,000 shares

Based on the Company's market price at March 30, 2005 of $.0011 per share the total market value of the shares issued was $165,000.

Preferred Stock Redemption

Subsequent to December 31, 2004 the Company redeemed some the its series A preferred stock held by Candent. The amount of the redemption was $234,930

              INCODE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial and accounting officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

There were no significant changes, including any corrective actions with regard to significant deficiencies and material weaknesses, in our internal controls or in other factors that could significantly affect internal controls since the date of the most recent evaluation of these controls by the Company's chief executive officer and chief financial officer.

                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Name                 Age                 Position
-------------------------------------------------------------------------
James Grainer        50      Chief Executive Officer, Chief Financial
                              Officer, Director
Kevin Kreisler       32      Chairman

James L. Grainer. Mr. Grainer has made his career in the fields of investment banking and financial management and accounting. Since December 2004 Mr. Grainer has served as the President and Chief Financial Officer of Incode Technologies Corporation. At the same time, beginning in October 2004, Mr. Grainer has served as the President and Chief Financial Officer of GreenWorks Corporation, a publicly-held company engaged in the business of
environmental remediation consulting.   From 2003 until June 2004, Mr.
Grainer was the Chief Financial Officer of Polo Linen, where he was responsible for that company's financial management and was involved in all aspects of strategic management. From 2001 until 2003 Mr. Grainer was the Managing Director of Investment Banking and Head of the Investment Banking Group at Zanett Securities, a merchant banking firm located in New York City. From 1992 until 2001 Mr. Grainer was a Managing Director in the Investment Banking Group at Prudential Securities, where he served as a member of the Management Committee for the Prudential Securities Private Equity Fund and held other financial management positions. Prior to joining Prudential Securities, Mr. Grainer was employed as a Senior Manager by Deloitte & Touche, where he was actively involved in managing all aspects of Deloitte's tax practice. Mr. Grainer is licensed as a certified public accountant in the State of New York.

Kevin Kreisler. Mr. Kreisler has over fifteen years of diversified business experience specifically including the operation of publicly-traded companies. Mr. Kreisler has served as the Chairman of the Board of Incode Technologies Corporation since February 2005. Mr. Kreisler also serves as Chairman of the Boards of GreenShift Corporation, a private holding company, Veridium Corporation (OTC Bulletin Board: VRDM) and GreenWorks Corporation (OTC Bulletin Board: GWRK). From 2002 until February 2005 Mr. Kreisler served as the Chief Executive Officer of Veridium Corporation, an environmental services business. Mr. Kreisler was Veridium's President from 2000 to 2002, and a Vice President from 1998 to 2000. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A.,
1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

NOMINATING AND AUDIT COMMITTEE

The Board of Directors does not have an audit committee or a nominating committee, due to the small size of the Board. Mr. Grainer, however, is an "audit committee financial expert" within the definition given by the Regulations of the Securities and Exchange Commission, by reason of his experience in public accounting and as a financial officer.

CODE OF ETHICS

The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are only two members of management.

SHAREHOLDER COMMUNICATIONS

The Board of Directors will not adopt a procedure for shareholders to send communications to the Board of Directors until it has reviewed the merits of several alternative procedures.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2004

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth compensation information for Incode's executive officers during the years indicated as relevant. As of December 31, 2004, no executive officer held shares of exercisable options for Incode's Common Stock.

                                                       Long-term
                                                       Compensation
                                                       Securities
                                                       Underlying
                                                       Options
Name and Principal           Annual Compensation       Granted      All Other
Position              Year   Salary   Bonus  Other   (shares)     Compensation
--------------------------------------------------------------------------------
Kevin Kreisler        2004  $    --  $   --  $  --      --      $       --
Chairman              2003       --      --     --      --              --
                      2002       --      --     --      --              --

James Grainer         2004       --      --     --      --              --
New Chief Executive   2003       --      --     --      --              --
Officer,  Chief       2002       --      --     --      --              --
Financial Officer
and President


Option Grants in Last Fiscal Year to Named Executive Officers. The named executive officers of the Company do not hold any option to purchase shares of the Company's common stock.

EMPLOYMENT AGREEMENTS

Incode's relationships with its officers are on an at-will basis.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for out-of-pocket expenses incurred on our behalf, but receive no additional compensation for service as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the "beneficial ownership" of the Company's Common Stock as of March 28, 2005 by each of the Company's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. On March 28, 2005 there were 367,243,231 shares of BIB's common stock issued and outstanding as well as 1,000,000 shares of Series A Preferred Stock convertible into 200,000,000 common shares. The following table sets forth the number of the Company's shares beneficially owned by each person who, as of the closing, will own beneficially more than 5% of either class of the Company's voting stock, as well as the ownership of such shares by each director of the Company and the shares beneficially owned by the new directors as a group.

Name and Address of      Amount and nature
Beneficial Owner         of beneficial Shars        Percent and Class of Stock
-------------------------------------------------------------------------------
James Grainer            25,000,000                 6.8% Common Stock
        --                                            0% Series A Preferred
Kevin Kreisler (1)               --                   0% Common Stock
                          1,000,000                 100% Series A Preferred

Current executive
 officers and
 directors as a
 group (2 persons)       25,000,000                 6.8% Common Stock
                          1,000,000                 100% Series A Preferred

1. All shares are held directly by Incandent Capital, L.L.C., an affiliate of Kevin Kreisler that is majority controlled by Kevin Kreisler

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2004, and in connection with the Company's various acquisitions and the requirements of financings, the Company was party to the following significant related party transactions:

Since August 2004 James Grainer, our Chief Financial Officer, has been acting as a consultant to Incode Corporation. In that role, he has assisted in negotiating the Incode Merger and has performed due diligence for Incode in connection with that transaction. Incode has agreed to compensate Mr. Grainer for his services, but the amount and nature of the compensation has not yet been determined.

Kevin Kreisler, our Chairman, is the sole owner of Incandent Capital, LLC.
On November 29, 2004 Incandent was party to a merger in which its subsidiary, Incode Corporation, a Delaware corporation, was merged into a subsidiary of Incode Technologies Corp., and Incandent received Series A Preferred Stock convertible into 200,000,000 shares of Incode Technologies common stock.

Mr. Kreisler's wife is the President of Candent Corporation, and is also the beneficial owner of the equity in Candent Corporation. On December 9, 2005 Candent sold to a subsidiary of Incode Technologies certain assets used in the business of operating Internet-based online dating, information, retail, industrial and financial portals. In exchange for those assets, Incode Technologies issued to Candent securities convertible into 27,500,000 shares of common stock of Incode Technologies and covenanted to issue additional shares to Candent if the proceeds from its sale of those initial shares were less than $2,750,000.

                                   PART IV
ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

Index to Exhibits

Exhibit
Number        Description

3.1           Articles of Incorporation - filed as an exhibit to the
               Registration Statement on Form SB-2 (333-49166) and incorporated herein by reference.

3.1(a) Amendment to Articles of Incorporation dated January 14, 2003 - filed as Exhibit 3(2) to Registration Statement on Form SB-2 (333-112149) and incorporated herein by reference.

3.1(b)        Amendment to Articles of Incorporation dated September 2003
              - filed as Exhibit 3(3) to Registration Statement on Form SB-2 (333-112149) and incorporated herein by reference.

3.1(c) Articles of Merger dated March 2004 - filed as Exhibit 3(4) to Registration Statement on Form SB-2 (333-112149) and incorporated herein by reference.

3.1(d) Amendment to Articles of Incorporation dated March 2004 - filed as Exhibit 3(5) to Registration Statement on Form SB-2 (333-112149) and incorporated herein by reference.

3.1(e) Certificate of Designations of Series A Preferred Stock - filed herewith.

3.1(f) Certificate of Designations of Series A Preferred Stock of Intrance Corporation - filed herewith

3.1(g)        Amendment to Articles of Incorporation dated February 2005
              - filed as an exhibit to Current Report on Form 8-K dated February 7, 2005 and incorporated herein by reference.

3.2 By-Laws - filed as an Exhibit 3(6) to the Registration Statement on Form SB-2 (333-112149) and incorporated herein by reference.

10.1 Secured Convertible Debenture issued to Cornell Capital Partners - filed as an exhibit to Registration Statement on Form SB-2 (333-112149) and incorporated herein by reference.

10.2 Convertible Debenture Purchase Agreement with Highgate House LLC - filed as an exhibit to the Current Report on Form 8-K dated November 24, 2004 and incorporated herein by reference.

10.3 Promissory Note issued to Incode by Highgate House LLC - filed as an exhibit to the Current Report on Form 8-K dated November 24, 2004 and incorporated herein by reference.

31.1 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chairman and Chief Executive Officer and President, Chief Operating Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8K (continued)

REPORTS ON FORM 8K

The following is a list of reports filed on Form 8-K during the 4th quarter of 2004:

1) Report dated November 24, 2004 concerning Item 1.01 (Entry into a Material Definitive Agreement), Item 2.01 (Completion of Acquisition of Assets), Item 2.03 (Creation of a Direct Financial Obligation), Item
        3.02 (Unregistered Sale of Equity Securities), Item 5.02 (Departure of Directors, etc.) and Item 8.01 (Changes in Control of Registrant).On June 16, 2004, the Company filed a Report on Form 8K, which related to Other Events.

2)	Report dated December 9, 2004 concerning Item 2.01 (Completion of
        Acquisition of Assets).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Rosenberg Rich Baker Berman & Company, P.A. was retained by Incode as its independent accountant on January 21, 2005. Prior to that date, Rosenberg Rich Baker Berman & Company had not performed any services for Incode or its subsidiaries.

Audit Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $9000 to the Company for professional services rendered for the audit of our 2004 financial statements.

Audit-Related Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2004 for assurance and related services that are reasonably related to the performance of the 2004 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2004 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

osenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2004 for services not described above.

It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Audit Committee.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

INCODE TECHNOLOGIES CORP.

By: /S/ JAMES GRAINER
---------------------
JAMES GRAINER
Chief Executive Officer
Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ JAMES GRAINER
---------------------
JAMES GRAINER
Director, Chief Executive Officer, Chief Financial
 Officer, Chief Accounting Officer
Date: March 31, 2005

By: /S/ KEVIN KREISLER
----------------------
KEVIN KREISLER
Director
Date:  	March 31, 2005