Form 10QSB
period 2005-03-31
INCODE TECHNOLOGIES CORP.
filed 2005-05-16
CIK 1127242

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          _________________________

                                 FORM 10-QSB
                          _________________________


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL QUARTER ENDED MARCH 31, 2005

                        COMMISSION FILE NO.: 0-32143


                          INCODE TECHNOLOGIES CORP.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


                   Nevada                           33-0895699
      ---------------------------------------------------------------
      (State of other jurisdiction of             (IRS Employer
       incorporation or organization             Identification No.)


    111 Howard Boulevard, Suite 108, Mt. Arlington New Jersey       07856
    ----------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


                               (973) 398-8183
              ---------------------------------------------------
              (Registrant's telephone number including area code)


Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]   No [ ]

The number of outstanding shares of common stock as of May 13, 2005 was:
565,195,138.

Transitional Small Business Disclosure Format:  Yes [ ]    No  [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                INCODE TECHNOLOGIES CORP. AND SUBSIDIARIES
                       A DEVELOPMENT STAGE COMPANY
                   CONSOLIDATED CONDENSED BALANCE SHEET
                                (UNAUDITED)


                                          As of March 31, 2005
                                          --------------------
ASSETS:
 Current assets:
  Cash                                       $     1,074
                                                 -------
 Total current assets                              1,074

Deferred financing costs, net                     99,667
Website costs, net                               280,152
                                                --------
TOTAL ASSETS                                     380,893
                                                ========
LIABILITIES AND STOCKHOLDERS' IMPAIRMENT:
 Current liabilities:
  Deferred revenues                                1,328
  Accounts payable and accrued expenses           63,513
  Due to related party                            14,585
                                                --------
 Total current liabilities                        79,426

Convertible debentures                         1,196,956
                                               ---------
TOTAL  LIABILITIES                             1,276,382

Stockholders' equity:
 Preferred stock, $0.001 par value:
  Series A: authorized 1,000,000 shares
   issued and outstanding                          1,000
  Series B: authorized 275,000, 251,507
   issued and outstanding                            252
 Common stock, $0.001 par value,
  2,000,000,000 authorized; 565,195,138
  issued and outstanding                         565,195
 Additional paid-in capital                    2,902,308
 Accumulated deficit                          (4,364,244)
                                               ---------
TOTAL STOCKHOLDERS' IMPAIRMENT                  (895,489)
                                               ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 IMPAIRMENT                                  $   380,893
                                               =========


The notes to the consolidated financial statements are an integral part of these statements.

                INCODE TECHNOLOGIES CORP. AND SUBSIDIARIES
                       A DEVELOPMENT STAGE COMPANY
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                (UNAUDITED)

                                       Three Months    Period Since Inception
                                          Ending         August 23, 2004 to
                                      March 31, 2005       March 31, 2005
                                      --------------   ----------------------
Revenues                               $    1,330         $    1,915
Cost of revenues                              230                555
                                          -------            -------
Gross profit                                1,100              1,360

Operating expenses:
 Sales, general and administrative
  expenses                                399,820            450,080
 Amortization expense, intangible
  assets                                   15,008             20,011
                                         --------           --------
Total operating expenses                  414,828            470,091
                                         --------           --------
Operating loss                           (413,728)          (468,731)

Other expense
 Interest expense and financing costs    (165,175)          (387,502)
                                         --------           --------
Total other expense, net                 (165,175)          (387,502)
                                         --------           --------
Income before provision for income
 taxes                                   (578,903)          (856,233)
Provision for income taxes                     --                 --
                                         --------           --------
Net loss                               $ (578,903)        $ (856,233)
                                         ========           ========

Net loss per common share,
 basic and diluted                     $    (0.00)        $     0.00
                                         ========           ========

Weighted average shares of common
 stock outstanding, basic and
 diluted                              260,540,303        235,071,437
                                      ===========        ===========




The notes to the consolidated financial statements are an integral part of these statements.

                 INCODE TECHNOLOGIES CORP. AND SUBSIDIARIES
                          A DEVELOPMENT STAGE COMPANY
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                       Three Months    Period Since Inception
                                          Ending          August 23, 2004 to
                                      March 31, 2005        March 31, 2005
                                      --------------   ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                               $  (578,903)       $   (856,233)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities
  Amortization of website costs              15,008              20,011
  Amortization of deferred financing
   costs                                     11,581              14,983
  Interest expense associated with
   intrinsic value of convertible debt      141,429             355,455
  Stock issued for services and options     325,363             325,363
 Changes in assets and liabilities
  Increase in deferred revenue                  743               1,328
  Increase in accounts payable and
   accrued expenses                           9,199              63,513
                                           --------            --------
 Net cash used in operating activities      (75,580)            (75,580)
                                           --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of convertible
  debt                                      330,000             830,000
 Repayment of convertible debt                   --            (418,623)
 Payment of financing costs                 (33,000)           (114,650)
 Loans from shareholder                      14,585              14,858
 Redemption of preferred stock             (234,931)           (234,931)
                                           --------            --------
 Net cash provided by financing
  activities                                 76,654              76,654
                                           --------            --------

Increase (decrease) in cash                   1,074               1,074
Cash at beginning of period                      --                  --
                                           --------            --------
Cash at end of period                   $     1,074        $      1,074
                                           ========            ========

SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of debentures into common
 stock                                       54,365              54,365
                                          =========           =========
Issue redeemable preferred stock for
 website                                         --           2,750,000
                                          =========           =========
Conversion of redeemable preferred stock
 into Series B preferred                  2,515,069           2,515,069
                                          =========           =========

The notes to the consolidated financial statements are an integral part of these statements.
                                    -3-

               INCODE TECHNOLOGIES CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated condensed interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include in all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements that are reviewed no less than annually. Actual results could differ materially from these estimates and assumptions due to changes in environmental industry-related regulations or future operational plans, and the inherent imprecision associated with estimating such future matters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

THE COMPANY

Incode Technologies Corp. (the Company), is a holding company that was previously known as BIB Holdings, Ltd. ("BIB"). The company consolidates two subsidiaries; Incode Corp. and Intrance Corporation ("Intrance"). Intrance is a holding company through which the Company administers its current and future online dating businesses.

For accounting purposes, because the Company had become a shell company prior to merger, the merger was treated as a recapitalization of the Company.

In December 2004, the Company acquired several internet-based portals including DateFetch.com, a special interest online personal service with a focus on the pet products industry. As of March 31, 2005, the DateFetch portal was our only operating portal.

REVENUE RECOGNITION

All revenue during the first quarter 2005 was derived from DateFetch.com subscription fees. The Company recognizes revenue in accordance with SAB No. 104, "Revenue Recognition." During the quarter, recognition occurred ratably over the subscription period, beginning when there is persuasive evidence of an arrangement, delivery has occurred (access has been granted), the fees are fixed and determinable, and collection is reasonably assured. Subscribers paid in advance during the quarter, primarily by using a credit card, and all purchases are final and nonrefundable. Fees collected in advance for subscriptions are deferred and recognized as revenue using the straight line method over the term of the subscription.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $578,903 during the quarter ended March 31, 2005, and the Company had approximately $1,074 in cash at the end of the quarter. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

                  INCODE TECHNOLOGIES CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of March 31, 2005:

Convertible debentures:

  Cornell Capital debenture, 5% convertible debentures, net     $   421,321
  Highgate House debenture, 5% convertible debentures, net          775,635
                                                                  ---------
  Total                                                         $ 1,196,956
                                                                  =========

CORNELL CAPITAL DEBENTURE

In January, 2004, BIB Holdings, Ltd., our predecessor, entered into a Securities Purchase Agreement with Cornell Capital Partners for the sale of $1,200,000 in convertible debentures (the "Cornell Debenture"). The debentures issued pursuant to the Cornell Agreement bear annual interest at 5%, mature three years from the date of issuance, and are convertible into the Company's common stock, at the investor's option at the lower of $0.204 or eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date.

The Company's former apparel division, BIB Ltd. ("BIB"), used the proceeds from the Cornell Debenture to support its various cash needs during 2004. BIB's assets had secured repayment of the Cornell Debenture prior to the sale of BIB to Barry Binder, Ian Binder and Robert Sautter (collectively, the "BIB Parties"). The BIB Parties are related parties of the Company's former chairman and former chief executive officer, Mark Binder and Gail Binder, respectively. BIB and the BIB Parties were released from their security requirements on the Cornell Debenture after the completion of the sale of BIB to the BIB Parties. The BIB Parties purchased BIB for 250,000 shares of the Company's common stock and the assumption of and indemnification against any and all liabilities associated with the Company's and BIB's operations prior to closing, with the sole exception of the Cornell Debenture, which we assumed.

The balance outstanding on the Cornell Debenture at the time of the sale of BIB to the BIB Parties in November 2004 was about $850,000. We reduced the principal amount on the Cornell Debenture, after the sale of BIB, to $421,321 during the year ended December 31, 2004.

HIGHGATE HOUSE DEBENTURES

In November 2004, the Company entered into a Convertible Debenture Purchase Agreement, with Highgate House LLC, an accredited investor, pursuant to which it sold and issued convertible debentures to Highgate in an aggregate principal amount of up to $1,000,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. Debentures in the aggregate principal amount of $500,000 and $330,000 were issued for gross proceeds of $830,000 with maturity dates of November 22, 2006, and March 1, 2007, subject to earlier conversion or redemption pursuant to their terms, and bear interest at the rate of 5% per year, payable in cash or shares of common stock at the option of the holder of the Debentures. The Debentures are convertible into unrestricted shares of the Company's common stock at a conversion price that is the lower of $0.0035 or seventy-five percent (75%) of the average of the three lowest closing per share bid prices for the common stock during the thirty trading days prior to conversion. The conversion price and number of shares of common stock issuable upon conversion of the Debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the Debentures, the Company placed 50,000,000 shares of common stock into escrow during 2004 for potential issuance to Highgate upon conversion of the Debentures.

During the first quarter of 2005, an aggregate of $54,365 of the debentures was converted into 47,951,907 shares.

                   INCODE TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RELATED PARTY TRANSACTIONS

The Company had the following significant related party transactions during the periods reported in the financial statements:

During the three months ended March 31, 2005, the Company's chairman made operating loans to the Company in the amount of $14,585.

During 2004, Mr. Grainer acted as a consultant to Incode Corporation. In that role, he has assisted in negotiating the Incode Merger and performed due diligence for Incode in connection with that transaction. As of December 31, 2004, the Company accrued $50,000 of compensation payable to Mr. Grainer, which amount may be paid in the form of cash or common stock. During the first quarter 2005, the Company accrued $12,500 in management fees payable to GreenShift Corporation for Mr. Grainer's services.

During 2004, the Company issued 1000 shares of common and 1,000,000 of Series A Preferred Stock to Incandent Capital, LLC ("Incandent") in conjunction with the acquisition of Incode. Kevin Kreisler, Chairman of Incode Technologies, is the sole member of Incandent. On April 1, 2005 Incandent transferred to GreenWorks Corporation, for $1.00, 1,000,000 shares of the Company's Series A Preferred Stock. The Company's chairman is also the Chief Executive Officer of GreenWorks. James Grainer, President and Chief Financial Officer of Incode Technologies, is President and Chief Financial Officer of GreenWorks. In connection with the April 1, 2005 transfer, and in consideration for the February 2005 agreement by the Company's chairman to guaranty repayment of the Highgate Debentures, the Board of Directors of Incode Technologies amended the terms of the Series A Preferred Stock. As amended, each of the 1,000,000 shares of Series A Preferred Stock is convertible after April 1, 2006 into 875 shares of Incode Technologies common stock. That conversion ratio will be adjusted, however, on December 31, 2005 and on December 31, 2006 so that the Series A Preferred Stock will be convertible into 70% of the common shares outstanding on those dates. The holder of each share of Series A Preferred Stock is entitled to cast the same number of votes at a meeting of shareholders as equals the number of common shares into which the Preferred share could be converted

During 2004, the Company's subsidiary, Intrance Corporation, issued 275,000 shares of a Series A Preferred Stock to Candent Corporation in consideration for the Company's acquisition of certain assets from Candent. On March 31, 2005, these shares, net of 23,493 preferred shares redeemed for $234,930 in March 2005, were exchanged for shares of the Company's Series B Preferred Stock that may be converted after April 1, 2008 into 77 shares of Incode common stock. On each of December 31, 2005 and December 31, 2006, that conversion ratio will be adjusted so that the Series B Preferred Stock will be convertible into 5.25% of the Incode common stock outstanding on those dates. On those same dates the conversion ratio will also be adjusted as necessary so that the market value of the common shares into which the Series B Preferred Stock is convertible is no less than $2,750,000. The holder of each share of Series B Preferred Stock is entitled to cast at any shareholders meeting the number of votes that equals the number of common shares into which the Series B share could be converted. The president of Candent Corporation is the wife of our Chairman. The equity in Candent Corporation is held in trust for the benefit of its President.

The Company entered into an "IT Services Agreement" with Candent Corporation dated January 2, 2005, and amended March 31, 2005, for the provision of technical and customer service support for the Company. The agreement calls for Incode to issue to Candent $50,000 in cash or stock in payment for the services, payable upon the provision of such services. The President of Candent is the spouse of the Chairman of Incode. 50,000,000 shares valued at $50,000 were issued to Candent during the period ended March 31, 2005.

The Company entered into a consulting agreement with Serenity Capital, LLC, dated January, 2, 2005, and amended March 31, 2005, for the provision of consulting services related to the distribution of industrial commodities and commodity valuation. The agreement calls for Incode to issue to Serenity certain cash or stock in payment for the services, payable upon the provision of such services. The sole member of Serenity Capital is a relative of the Chairman of Incode. 50,000,000 shares valued at $50,000 were issued to Serenity during the period ended March 31, 2005.

                INCODE TECHNOLOGIES CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUBSEQUENT EVENTS

ACQUISITION

On April 4, 2005, Incode Technologies entered into a Share Purchase and Membership Purchase Agreement for the acquisition of Warnecke Design Service, Inc., and Warnecke Rentals, L.L.C. The Agreement contemplates that a subsidiary of Incode Technologies will acquire 100% of the capital stock and membership units, respectively, of each company. The purchase price will be $400,000 in cash and a $1,500,000 convertible term note. The note will have a term of 36 months and bear interest at prime rate plus one point. The Agreement requires that the proceeds of the note be used to pay off Warnecke's existing debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

OVERVIEW

On November 29, 2004 the Company, which was then named BIB Holdings, Ltd., completed a merger with Incode Corporation, a Delaware corporation (the "Incode Subsidiary"). As a result of the merger, the Incode Subsidiary became a wholly-owned subsidiary of BIB Holdings and BIB Holdings subsequently changed its name to Incode Technologies Corp. We have two subsidiaries: the Incode Subsidiary and Intrance Corporation ("Intrance"). Intrance is a holding company through which we intend to administer our current and future online dating businesses. In December 2004, we acquired several internet-based portals including DateFetch.com, a special interest online personal service with a focus on the pet products industry. The DateFetch portal is our only currently operating portal.

Our efforts during the first quarter 2005 were focused on the re-branding and expansion of our DateFetch service. Effective March 31, 2005, DateFetch launched its re-branded service and new promotional activities. As a component of its new promotional campaign, DateFetch is providing free membership to its users as it builds critical mass, at which point the Company plans to transition back to subscription fees. DateFetch will likely not attain critical mass during 2005.

Our plan for DateFetch is to position the portal for a merger with a strategic company and/or service as we refine our focus on the development of our secondary commodities subscription and trading services. In addition to deploying this service during 2005, Incode intends to acquire and integrate a series of strategically compatible offline metal and chemical manufacturing companies during 2005. The accompanying financial statements do not contain any adjustments that may be required as a result of this.

Revenues

Total revenues were $1,330 for the quarter ended March 31, 2005. The revenues realized during 2005 were due to the operating activities of our online dating service.

Cost of Revenues

Cost of revenues for the quarter ended March 31, 2005 was $230, which amount was primarily attributable to the operating activities of our online dating service.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2005 were $399,820, which amount was attributable to the general and administrative expenses associated with the operating activities of our online dating service.

Interest Expense and Financing Costs

Interest expenses for the quarter ended March 31, 2005 was about $165,175. We incurred $33,000 in financing costs during the quarter ended March 31, 2005. These expenses represented the costs incurred in connection with the sale by the Incode Subsidiary of a $330,000 convertible debenture to Highgate House, LLC. In each of those transactions we paid fees and issued equity securities to compensate the parties to the transactions, and the amount of those fees and the fair value of the securities issued were accounted for as "financing costs."

Net Loss

Our total net loss for the quarter ended March 31, 2005, was $578,903. The net loss incurred in the period was due to the expenses and other factors described above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Incode has no significant operating assets. It owns one operating Website, which produced $1,330 in revenue during quarter ended March 31, 2005, and it owns several domain names.

Incode had $1,276,382 in liabilities at the end of the quarter ended March 31, 2005, primarily consisting of a $775,635 convertible debenture owed to Highgate House LLC and $421,321 remaining due on a convertible debenture owed to Cornell Capital Partners. The Highgate House debenture is payable on November 22, 2006 with interest at 5% per annum. The Cornell Capital Partners debenture is payable on February 13, 2007 with interest at 5% per annum. Incode expects most, if not all, of the debentures to be satisfied by the holders converting the debts into Incode common stock that they will then resell to the public. At the market price of $0.0005 on March 25, 2005, satisfaction of both debentures would require the issuance of over 3,560,000,000 common shares. Accordingly, unless the market price of our common stock increases, we will be required to issue over 90% of our equity to satisfy the debentures or will be required to find other investment sources to satisfy the debts.

Incode also had $63,513 in accounts payable and accrued expenses at March 31, 2005. Incode intends to satisfy those debts from future financings.

At the present time Incode does not have commitments from anyone to provide funds for the operations of Incode. Management continues to seek funding. Any additional funding that is obtained is likely to involve the issuance of large amounts of stock, and will further dilute the interests of the existing shareholders.

Cash

Our primary sources of liquidity are cash provided by operating, investing and financing activities. For the quarter ended March 31, 2005, net cash used in our operating activities was $(75,880).

Liquidity

We used cash provided from operating and financing activities to fund operations. While we incurred a loss in the quarter ended March 31, 2005, we intend to use cash provided from operating, investing and financing activities to fund operations during FY2005.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and common stock. The Company's capital resources can be expected to be impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At March 31, 2005 the Company had $1,074 in cash.

Cash Flows for the Quarter Ended March 31, 2005

For the quarter ended March 31, 2005, we obtained net cash from financing of $76,654. Our financing arrangements are discussed further below in this Item 2.

The Company had a negative working capital position of $78,352 at March 31, 2005. In reviewing our financial statements as of December 31, 2004, our auditor concluded that there was substantial doubt as to our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2005:

Exhibit
Number  Description

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chairman and Chief Executive Officer and President, Chief Operating Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8K

      The following is a list of reports filed on Form 8-K during the period:

1) On February 9, 2005, the Company filed a Report dated February 7, 2005 on Form 8K (Item 5.03), which related to the Company's name change and the increase to the Company's authorized common stock.
2) On March 3, 2005, the Company filed a Report dated January 21, 2005 on Form 8K (Item 4.01), which related to a change in the Company's certifying accountants.
3) On March 21, 2005, the Company filed a Report dated March 15, 2005 on Form 8K (Item 5.02), which related to the appointment of a new director to the Company's board of directors.
4) On April 15, 2005, the Company filed a Report dated March 31, 2005 on Form 8K (Item 1.02), which related to the Company's termination of certain material definitive agreements.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

                                     INCODE TECHNOLOGIES CORP.

                                     By: /S/ JAMES GRAINER
                                     -----------------------------
                                     JAMES GRAINER
                                     Director, Chief Executive Officer, Chief
                                      Financial Officer, Chief Accounting
                                      Officer
Date: May 13, 2005