Form 10QSB
period 2005-06-30
INSEQ CORP
filed 2005-08-15
CIK 1127242

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          _________________________

                                 FORM 10-QSB
                          _________________________


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2005
                         COMMISSION FILE NO.: 0-32143


                              INSEQ CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     20-3148296
     ------------------------------------------------------------------
     (State of other jurisdiction of                 (IRS Employer
      incorporation or organization                Identification No.)


   111 Howard Boulevard, Suite 108, Mt. Arlington, New Jersey      07856
   -----------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)


                                (973) 398-8183
              ---------------------------------------------------
              (Registrant's telephone number including area code)


Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes  [X]   No  [ ].

The number of outstanding shares of common stock as of August 12, 2005 was:
3,502,708,435.

Transitional Small Business Disclosure Format:   Yes [ ]   No  [X].

                        PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                     INSEQ CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEET
                               June 30, 2005
                                (UNAUDITED)

ASSETS:
Current Assets:
 Cash                                                 $   105,066
 Accounts Receivable, net of Reserve                      623,225
 Costs and Estimated Earnings in Excess
  of Billings on Uncompleted Contracts                    187,062
 Work in Progress Inventory                                75,813
 Material & Supply Inventory                               64,116
 Prepaid Expenses                                          19,985
                                                       ----------
   Total Current Assets                                 1,075,267

Net Fixed Assets                                          788,636

Other Assets:
 Goodwill                                                 815,675
 Deferred Financing Costs, net                            254,466
 Website costs, net                                       265,144
                                                       ----------
   Total Other Assets                                   1,335,285
                                                       ----------
TOTAL ASSETS                                            3,199,188
                                                       ==========

LIABILITIES AND STOCKHOLDERS' IMPAIRMENT:
Current Liabilities:
 Accounts Payable and accrued expenses                    944,370
 Current Portion of Mortgages and Notes Payable           310,146
 Loans Payable-Related Parties                            101,285
 Billings in Excess of Costs & Estimated
  Earnings on Uncompleted Contracts                        82,936
 Estimated Losses on Uncompleted Contracts                 50,206
 Unearned Revenue                                          41,930
                                                       ----------
   Total Current Liabilities                            1,530,873
                                                       ----------

Long Term Liabilities
 Convertible Debentures                                 1,196,956
 Mortgages and Notes Payable, Net of Current
  Portion                                                 886,059
                                                       ----------
   Total Long Term Liabilities                          2,083,015
                                                       ----------
TOTAL LIABILIITES                                       3,613,888

Preferred Stock, $0.001 Par Value:
 Series B: Authorized 275,000, 251,507 issued
  and outstanding                                             252
 Series C: Authorized 400,000, 400,000
  issued and outstanding                                      400
Common Stock, $0.001 Par Value,  5,000,000,000
 authorized; 3,502,708,435 issued and outstanding       3,502,708
Additional Paid-in-Capital                              1,074,450
Accumulated Deficit                                    (4,992,510)
                                                       ----------
   TOTAL STOCKHOLDERS' IMPAIRMENT                        (414,700)
                                                       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' IMPAIRMENT        $ 3,199,188
                                                       ==========

The notes to the consolidated condensed financial statements are an integral part of these statements.

                      INSEQ CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                (UNAUDITED)


                               Three Months  Three Months      Six Months     Six Months
                                  Ended          Ended           Ended          Ended
                              June 30, 2005  June 30, 2004   June 30, 2005  June 30, 2004
                             ------------------------------------------------------------

Revenues                      $   313,744    $         -     $   315,074     $        -
Cost of Revenues                  258,262              -         258,492              -
                                ---------       --------       ---------      ---------
   Gross Profit                    55,482              -          56,582              -
                                ---------       --------       ---------      ---------
Operating Expenses:
 Selling, general and
  administrative expenses         761,656              -       1,161,476              -
 Amortization expense,
  intangible assets                36,692              -          51,700              -
                                ---------       --------       ---------      ---------
   Total Operating Expenses       798,348              -       1,213,176              -
                                ---------       --------       ---------      ---------

Operating Loss                   (742,866)             -      (1,156,594)             -

Other Expense:
 Interest expense and
  financing costs                 (25,004)             -        (190,179)             -
                                ---------       --------       ---------      ---------
   Other Expense                  (25,004)             -        (190,179)             -
                                ---------       --------       ---------      ---------
Loss before provision for
 income taxes                    (767,870)             -      (1,346,773)             -

Provision for income taxes              -              -               -              -
                                ---------       --------       ---------      ---------
Net Loss                      $  (767,870)   $         -     $(1,346,773)    $        -
                                =========       ========       =========      =========

Net Loss per common share,
 basic and diluted            $     (0.00)   $         -     $     (0.00)    $        -
                                =========       ========       =========      =========
Weighted average shares of
 common stock Outstanding,
 basic and diluted          1,527,836,884              -     896,006,237              -
                            =============       ========     ===========      =========


The notes to the consolidated condensed financial statements are an integral part of these statements.
                                    -3-

                     INSEQ CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                               Six Months      Six Months
                                                 Ending          Ending
                                             June 30, 2005   June 30, 2004
                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                      $(1,346,773)     $        -
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Amortization of website costs                     30,016               -
 Amortization of deferred financing costs          33,265               -
 Depreciation expense                               4,462               -
 Interest expense associated with intrinsic
  value of convertible debt                       141,429               -
 Stock issued for services and options            807,570               -

Changes in assets and liabilities:
 Decrease in Accounts Receivable                   43,786               -
 Increase in Costs and Estimated Earnings in
  Excess of Billings on uncompleted Contracts      75,188               -
 Prepaid Expenses                                  (8,172)              -
 Increase in Work in Progress Inventory           (24,944)              -
 Increase in Accounts Payable & Accrued
  Expenses                                         89,508               -
 Increase in Unearned Revenue                      11,732               -
 Increase in Billings in Excess of Costs and
  Estimated Earnings on uncompleted Contracts      16,090               -
 Decrease in Estimated Losses on Contracts in
  Progress                                         (9,054)              -
 Decrease in Deferred Revenue                         585               -
                                                ---------       ---------
   Net Cash used in operating activities         (135,312)              -
                                                ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash Paid on Purchase of Subsidiary              (50,000)              -
 Cash Acquired on Purchase of  Subsidiary          80,444               -
                                                ---------       ---------
   Net Cash Provided by Investing Activities       30,444               -
                                                ---------       ---------
CASH FLOW FROM FINANCING ACTIVITIES
 Proceeds from issuance of convertible debt       330,000               -
 Payment of financing costs                       (33,000)              -
 Principal payments - Mortgages and Short
  Term Notes                                       (3,420)              -
 Loans from Related Parties                       151,285               -
 Redemption of preferred stock                   (234,931)              -
                                                ---------       ---------
   Net Cash Provided by Financing Activities      209,934               -
                                                ---------       ---------

 Increase in Cash                                 105,066               -

 Cash at Beginning of Period                            -               -
                                                ---------       ---------
 Cash at End of Period                        $   105,066      $        -
                                                =========       =========

SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
 Conversion of debentures into common stock        54,365               -
                                                =========       =========

 Issuance of stock options for financing fees     176,485               -
                                                =========       =========

 Conversion of redeemable preferred stock
  into Series B preferred                       2,515,069               -
                                                =========       =========

 Issuance of preferred Series C stock for
  convertible debt assumption                   2,936,897               -
                                                =========       =========



The notes to the consolidated condensed financial statements are an integral part of these statements.

                      INSEQ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

INSEQ Corporation (the Company), is a holding company that was previously known as Incode Technologies Corporation ("Incode"). For the period since inception, August 23, 2004 until May 27, 2005, the Company was a development stage company. INSEQ's business model is to facilitate the efficient utilization of primary and secondary commodities including metals, chemicals, fuels and plastics.

The Company currently consolidates the following subsidiaries - Warnecke Design Services, Inc. (WDS) and Warnecke Rentals, LLC. Both of these subsidiaries were acquired on May 27, 2005. The Company holds two additional subsidiaries:
Incode Corporation and Intrance Corporation, the latter being a holding company through which Incode had administered its online dating businesses. These businesses are not currently generating any revenue and the Company's current plan is to sell these businesses to a strategic company and/or service as the Company focuses on the development of its secondary commodities trading portal and the above mentioned business development activities.

REVENUE RECOGNITION

Fixed Price Contract revenue is recognized on the percentage-of-completion method in the ratio that costs incurred bear to estimated costs at completion. Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Profits on short term contracts are recorded upon substantial completion of the contract. Other revenue is recorded on the basis of performance of services or shipment of products. Provision for estimated contract losses, if any, is made in the period that such losses are determined. At June 30, 2005, $50,206 was recognized as an estimated loss on one contract still in progress at June 30, 2005.

The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts invoiced. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents invoices in excess of revenues recognized.
The liability "Deferred Revenue" represents amounts invoiced to customers for deposits and partial payments on orders or projects not complete for delivery. The revenue, along with the project costs, is recognized upon delivery or completion of the project for the customer.

INVENTORIES

The asset "Work in Progress Inventory" represents costs directly attributable to customer orders or projects for which revenue has not yet been earned under the substantial completion or delivery of the order to the customer specifications. The costs are expensed upon delivery or completion of the project to the customer at time of billing.

The asset inventory supplies, represents raw materials on hand to be used for the production of products and equipment for sale. Inventory is recorded at lower of cost or market.

                      INSEQ CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTS RECEIVABLE

Accounts receivable are customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews balances that are 90 days from the invoice date and based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management currently believes all accounts are fully collectible.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, the costs of plant and for equipment are depreciated over the estimated useful lives of the assets, which range from three to five years for equipment, and 39 years for real estate, using the straight-line method.

ASSET IMPAIRMENT

The Company evaluates its long-lived assets for financial impairment, and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 uses the asset and liability method so that deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expense or benefit is based on the changes in the financial statement basis versus the tax bases in the Company's assets or liabilities from period to period.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents. The Company places its cash and cash equivalents with various high quality financial institutions; these deposits may exceed federally insured limits at various times throughout the year. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.
                                    -6-

                      INSEQ CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet as of June 30, 2005 for cash equivalents and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

LIMITATIONS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

CASH AND CASH EQUIVALENTS

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

WARRANTY RESERVE

WDS warranties its equipment for defects in design, materials, and workmanship generally for a period 12 months from date placed in service. Provision for estimated warranty costs is recorded as incurred and is included in cost of goods sold.

                     INSEQ CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $1,346,773 during the six months ended June 30, 2005, and the Company had approximately $105,000 in cash at June 30, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.


2.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at June 30, 2005:


       Land and Building              $   540,000
       Equipment                          152,262
       Computer Equipment                  29,169
       Leasehold Improvements             208,632
                                         --------
                                          930,063
       Less Accumulated Depreciation     (141,427)
                                         --------
       Net Fixed Assets               $   788,636
                                         ========

Depreciation expense charged to operations was $0 for the three months ended March 31, 2005 and $4,462 for the six months ended June 30, 2005.


3.    COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

Following is a summary of costs, billings, and estimated earnings on contracts in progress as of June 30, 2005 accounted for under the percentage of completion method of accounting.

       Cost incurred on contracts in progress        $  3,802,898
       Estimated earnings (losses)                       (109,481)
                                                        ---------
                                                        3,693,417
       Less billings to date                            3,589,291
                                                        ---------
                                                     $    104,126
                                                        =========

The above accounts are shown in the accompanying consolidated balance sheets under these captions at June 30, 2005.

       Costs and estimated earnings in excess of
        billings                                     $    187,062
       On uncompleted contracts billings in
        excess of costs and estimated earnings            (82,936)
                                                          -------
                                                     $    104,126
                                                          =======
                                    -8-

                     INSEQ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


4.     FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of June 30, 2005:

CONVERTIBLE DEBENTURES:

     Cornell Capital debenture, 5% convertible debentures, net   $    421,321
     Highgate House debenture, 10% convertible debentures, net        775,635
                                                                    ---------
                Total                                            $  1,196,956
                                                                    =========
CORNELL CAPITAL DEBENTURE

In January, 2004, BIB Holdings, Ltd., the predecessor to Incode Technologies Corporation ("Incode"), our immediate predecessor, entered into a Securities Purchase Agreement with Cornell Capital Partners for the sale of $1,200,000 in convertible debentures (the "Cornell Debenture"). The debentures issued pursuant to the Cornell Agreement accrue interest at 5% per annum, mature three years from the date of issuance, and are convertible into the Company's common stock, at the investor's option at the lower of $0.204 or eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date. BIB Holdings' former apparel division, BIB Ltd. ("BIB"), used the proceeds from the Cornell Debenture to support its various cash needs during 2004. BIB's assets had secured repayment of the Cornell Debenture prior to the sale of BIB to Barry Binder, Ian Binder and Robert Sautter (collectively, the "BIB Parties"). The BIB Parties are related parties of BIB Holdings' former chairman and former chief executive officer, Mark Binder and Gail Binder, respectively. BIB and the BIB Parties were released from their security requirements on the Cornell Debenture after the completion of the sale of BIB to the BIB Parties. The BIB Parties purchased BIB for 250,000 shares of BIB Holdings' common stock and the assumption of and indemnification against any and all liabilities associated with BIB Holdings' and BIB's operations prior to closing, with the sole exception of the Cornell Debenture, which Incode assumed. The balance outstanding on the Cornell Debenture at the time of the sale of BIB to the BIB Parties in November 2004 was about $850,000. The principal amount on the Cornell Debenture, after the sale of BIB, was reduced to $421,321 during the year
ended December 31, 2004.   The balance at June 30, 2005 was $421,321.  There
have been no conversions during the six months ended June 30, 2005.


HIGHGATE HOUSE DEBENTURES

Effective June 1, 2005, the Company entered into Securities Purchase Agreement, with Highgate House LLC, for the sale of $775,635 in convertible debentures (the "Highgate Debenture") and pursuant to which the Company paid off and restructured its previous debentures with Highgate. The debentures issued pursuant to the Highgate Agreement bear annual interest at 10%, mature three years from the date of issuance, and are convertible into the Company's common stock, at the investor's option at the lower of $0.003 or eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date. During the quarter ended June 30, 2005, Highgate did not exercise of any of its conversion options.

In addition, we issued 300,000,000 stock options to Highgate House to purchase our common stock at an exercise price of $.003. These options were valued at $176,485, using the Black Scholes pricing model, and are included in deferred financing costs to be amortized over the life of the loan.

                     INSEQ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

4.     FINANCING ARRANGEMENTS (continued)

WARNECKE DESIGN SERVICE, INC ("WDS") DEBT

In January 2004, WDS entered into a credit agreement with Fort Jennings
State Bank pursuant to which it borrowed $750,000. Under the terms of the agreement, WDS pays monthly interest at the bank's prime lending rate. The loan also called for annual principal payments of $150,000 beginning in January 2005. The loan is secured by all the assets of WDS, real property owned separately by WDS' president, and by the president's personal guarantee.

WDS also has two outstanding term loans with maturities ranging from 5 to 7 years. Interest rates are 3.5% and 5.22%. At June 30, 2005, the outstanding balances on these term loans were $82,886.

On December 29, 2004, WDS borrowed $120,000 from Fort Jennings State Bank under a 60 day term. Principal and interest at 6% was due in full on February 27, 2005. The note was renewed, and is now due on November 7, 2005. The loan is secured by real estate owned by Warnecke Realty, LLC ("WL") and a personal guarantee of WDS' president.

During 2003, WL purchased property for the operation of its business activities. The property was purchased subject to two mortgages described below:

     $250,000 payable under a 15 year term at a fixed rate of 4%. Payments of $1,849 are payable on a monthly basis including interest. Payment is secured by a lien on the property.

     $186,000 payable under a 20 year term at a fixed rate of 5%. Payments of $1,224 including interest are payable on a monthly basis. Payment is secured by a first lien on the property.

Following are maturities of long-term debt for each of the years subsequent to year ending June 30, 2005:

                   2006        $   310,146
                   2007            612,872
                   2008            968,850
                   2009            180,641
                   2010             29,615
                   Thereafter      291,037
                                 ---------
                   Total       $ 2,393,161
                                 =========

5.     RELATED PARTY TRANSACTIONS

The Company had the following significant related party transactions during the periods reported in the financial statements:

Kevin Kreisler, the Company's chairman, is also the chairman and chief executive officer of GreenShift Corporation ("GreenShift"). James Grainer, the Company's president and chief financial officer, is the president and chief financial officer of GreenShift. GreenShift owns 70% of the fully diluted capital stock of the Company and provides management services to the Company.

During the six months ended June 30, 2005, the Company accrued $100,000 in management fees payable to GreenShift for GreenShift's provision of management and other services. Additionally, for their services, Mr. Kreisler and Mr. Grainer received 150,000,000 and 150,000,000 options, respectively, exercisable at $0.001 per share during the six months ended June 30, 2005.

During the six months ended June 30, 2005, the Company's chairman made operating loans to the Company in the amount of $30,585 which are unsecured, bear no interest and are considered due on demand.

                      INSEQ CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.	RELATED PARTY TRANSACTIONS (continued)

During 2004, Mr. Grainer acted as an independent consultant to the Company. In that role, he assisted in negotiating and completing a series of material transactions for the Company. During the three months ended June 30, 2005, Mr. Grainer received $25,000 in cash and 50,000,000 shares of Company common stock at $0.0011 per share for his prior consulting services.

During 2004, the Company issued 1000 shares of common and 1,000,000 of Series A Preferred Stock to Incandent Capital, LLC ("Incandent") in conjunction with the acquisition of Incode Corporation by BIB Holdings, Ltd., the predecessor to Incode Technologies Corporation ("Incode"), our immediate predecessor. The Company's chairman is the sole member of Incandent.

On April 1, 2005 Incandent made a capital contribution to GreenShift, for $1.00, in return for its 1,000,000 shares of the Company's Series A Preferred Stock.

In connection with the April 1, 2005 transfer, and in consideration for the February 2005 agreement by the Company's chairman to guaranty repayment of the Highgate Debentures, the Board of Directors of the Company amended the terms of the Series A Preferred Stock. The Series A Preferred Stock was amended to be convertible into 875 shares of the Company's common stock with a provision that adjusts this conversion ratio so that the Series A Preferred Stock will be convertible into 70% of the common shares outstanding upon conversion. The holder of each share of Series A Preferred Stock is entitled to cast the same number of votes at a meeting of shareholders as equals the number of common shares into which the Preferred share could be converted.
On June 1, 2005, GreenShift provided the Company with bridge financing of $50,000 to assist the Company with its completion of its acquisition of Warnecke Design Services, Inc. ("Warnecke"). The Company had been unable to secure suitable financing due to the Company's debentures with Cornell and Highgate ($850,000 of which debentures relate back to the operations of BIB Holdings, Ltd.). To rectify this situation, GreenShift provided the bridge financing to the Company which the Company then used to close the Warnecke acquisition in conjunction with the issuance by the Company to Warnecke of a note for $350,000 bearing a term of 30 days and an interest rate of 6% (the "WDS Note"). GreenShift then assumed and converted, effective June 1, 2005, the WDS Note into a new class of preferred stock in the Company with a face value of $400,000, a fixed conversion price of $0.01 and a 5% coupon.
In consideration of the bridge financing and the assumption and conversion of the WDS Note by GreenShift, the Company agreed to amend its Series A Preferred Stock to allow for conversion at any time and, in the event of full conversion, to provide GreenShift with ongoing dilution protections equivalent to those granted under the Series A Preferred Stock Certificate of Designations, as amended, that act to at all times maintain GreenShift's common holdings in the Company equal to 70% of the fully diluted capital stock of the Company.

On June 1, 2005, GreenShift filed a conversion notice with the Company effecting a full conversion of the Series A Preferred Stock into 2,587,513,297 shares of common stock.

During 2004, the Company's subsidiary, Intrance Corporation, issued 275,000 shares of a Series A Preferred Stock to Candent Corporation in consideration for the Company's acquisition of certain assets from Candent. On March 31, 2005, these shares, net of 23,493 preferred shares redeemed for $234,930 in March 2005, were exchanged for shares of the Company's Series B Preferred Stock that may be converted after April 1, 2008 into 77 shares of Inseq common stock with a provision that adjusts this conversion ratio the so that the Series B Preferred Stock will be convertible into 4.95% of the common shares outstanding upon conversion. The Series B Preferred Stock is also subject to adjustment as necessary so that the market value of the common shares into which the Series B Preferred Stock is convertible is no less than $2,515,070. Effective June 30, 2005, the Series B Preferred Stock was amended to provide for the final conversion and elimination of all these adjustment provisions on December 31, 2005. The holder of each share of Series B Preferred Stock is entitled to cast at any shareholders meeting the number of votes that equals the number of common shares into which the Series B share could be converted. The president of Candent Corporation is the wife of the Company's chairman. The equity in Candent Corporation is held in trust for the benefit of its president.

Effective April 1, 2005, Candent Corporation paid off a loan with Lakeland Bank on behalf of the Company in the amount of $42,430.80. The Lakeland loan had been assumed by the Company in connection with its acquisition of certain assets from Candent. In return for these funds, the Company issued Candent a convertible term note due on December 31, 2005 and bearing interest at prime plus one.

                      INSEQ CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.	RELATED PARTY TRANSACTIONS (continued)

The Company entered into an "IT Services Agreement" with Candent Corporation dated January 2, 2005, and amended March 31, 2005, for the provision of technical and customer service support for the Company. The agreement calls for the Company to issue to Candent $50,000 in cash or stock in payment for services provided during the first quarter 2005. The IT Services Agreement also calls for ongoing services relative to the development of the Company's secondary commodities trading platform at the annualized rate of $100,000. The president of Candent is the spouse of the Company's chairman. 150,000,000 shares were issued to Candent at an average price of $0.0007 per share for services rendered in prior periods and during 2005. Additionally, 150,000,000 performance-based options exercisable at $0.001 per share were issued to Candent during the six months ended June 30, 2005. These options will vest in connection with the successful launch by the Company of its new secondary commodities trading platform.

The Company entered into a consulting agreement with Serenity Capital, LLC, dated January, 2, 2005, and amended March 31, 2005, for the provision of consulting services related to the distribution of industrial commodities, commodity valuation and due diligence and other services relative to the Company's completed and targeted metal manufacturing and metal distribution companies. The agreement calls for the Company to issue to Serenity certain cash or stock in payment for the services, payable upon the provision of such services. The sole member of Serenity Capital is a relative of the chairman of the Company. 150,000,000 shares were issued to Serenity at an average price of $0.0007 per share and 50,000,000 performance-based options exercisable at $0.001 per share during the six months ended June 30, 2005. These options vest in connection with the successful completion by the Company of its various acquisitions.

During June 2005, WDS' president advanced $50,000 to WDS, which loan was unsecured and is due in full on August 31, 2005 along with interest accruing at 6% per annum.

During June 2005, GreenShift Corporation advanced $70,700 to INSEQ, $50,000 of which was used as bridge financing to acquire WDS, and $20,700 was used for operating expenses. These advances are unsecured, bear no interest and are considered payable on demand.

6.     ACQUISITIONS

ACQUISITION

On June 1, 2005, the Company completed its acquisition of Warnecke Design Service, Inc., and Warnecke Rentals, L.L.C., for $50,000 in cash and short-
term notes of $350,000.   Warnecke, located in Ottoville, Ohio, is a
specialty metal manufacturer that produces equipment for an array of industries and provides design, development, manufacturing, installation and maintenance services for its clients. Warnecke's customers include electronics, automotive, plastics and other manufacturers, including several Fortune 500 companies.

GreenShift provided the Company with the bridge financing of $50,000 used to complete this acquisition. GreenShift also assumed and converted, effective June 1, 2005, the $350,000 short-term note issued by the Company in this acquisition into a new class of Series C Preferred Stock in the Company with a face value of $400,000, a fixed conversion price of $0.01 and a 5% coupon, which was lower than the Company's interest expense on the short-term note it had issued in connection with the WDS acquisition.

The results of operations for the acquired entities are included for one month of operations in the consolidated statement of operations. The following pro forma results for the three months and six months ended June 30, 2005 are presented as if the acquisition was made on January 1, 2005.

                         Six Months Ended June 30, 2005
                     -------------------------------------

                     Warnecke Design     INSEQ Corporation
                       Service, Inc.          Consolidated
                     ---------------     -----------------
Net Sales             $   2,590,574       $   2,591,904
Net Income                  238,420          (1,138,261)
Earnings per Share            4,768                   -

                        Three Months Ended June 30, 2005
                     -------------------------------------

                     Warnecke Design     INSEQ Corporation
                       Service, Inc.          Consolidated
                     ---------------     -----------------
Net Sales             $   1,032,571       $   1,033,955
Net Income                   50,292            (748,952)
Earnings per Share            1,006                   -

                       INSEQ CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


6.     ACQUISITIONS (continued)

The transaction was accounted for as an acquisition under the purchase method of accounting in accordance with Statement of Accounting Standards No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired by the company in connection with the transaction, based on their fair values as of the completion of the transaction. The excess cost over the net tangible and identifiable intangible assets is allocated to goodwill. The preliminary purchase allocation is subject to finalization of the intangible assets.


7.     SUBSEQUENT EVENTS

EFFECTIVENESS OF REINCORPORATION MERGER

The Company's reincorporation merger with Incode Technologies Corporation became effective July 13, 2005. The purpose of this transaction was to (1) change the name of the Company to "INSEQ Corporation," (2) increase the authorized common shares from 2,000,000,000 to 5,000,000,000, and (3) change the Company's state of incorporation from Nevada to Delaware. The Company commenced trading on July 15, 2005, on the over the counter bulletin board maintained by the NASD under its new symbol INSQ.

ACQUISITION AGREEMENT

On August 7, 2005, the Company announced that it executed an agreement to acquire Independent Metal Sales, Inc. ("IMS"). The agreement with IMS calls for closing during the third quarter 2005 and a total purchase based on a multiple of five times IMS' adjusted EBITDA, which is estimated to be about $1.5 million per year. The acquisition is intended to be completed on the basis of $2.5 million in cash at closing. The remainder of the purchase price is intended to be paid in the form of milestone payments, earn-outs, which will include performance based hurdles of $1.2 million in EBITDA, and term notes, which will be subject to downward adjustment in the event that IMS' trailing three-year average EBITDA on the third anniversary of closing is less than $1.5 million. IMS' key management will stay on to run the division and will execute three year employment agreements with the Company. IMS provides value-added metals processing services and distributes a full line of metal products. IMS services its several hundred customers out of its ISO 9002 certified, strategically-located, North Eastern U.S. based processing and distribution facility. In connection with this letter of intent, the Company received a term sheet from GreenShift to assist the Company's acquisition of IMS with up to $600,000 in financing in return for preferred stock in the Company with a fixed conversion price of $0.01 and a 10% coupon.

NEW CORNELL DEBENTURES

Effective July 7, 2005, the Company entered into Securities Purchase Agreement, with Cornell Capital Partners, LP, for the sale of $285,000 in convertible debentures (the "July 2005 Cornell Debenture"). The debentures issued pursuant to the July 2005 Cornell Agreement bear annual interest at 10%, mature three years from the date of issuance, and are convertible into the Company's common stock, at the investor's option at the lower of $0.003 or eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date. During the quarter ended June 30, 2005, Cornell did not exercise of any of its conversion options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2005.

OVERVIEW

During the quarter ended June 30, 2005, the Company completed its transition from a development stage company to an operating company with a refined business model. The Company's mission is to facilitate the efficient utilization of primary and secondary commodities including metals, chemicals, fuels and plastics.

Notable developments completed during the quarter ended June 30, 2005 included:

     * The continued development by the Company of the core platform and other technologies that the Company expects will be integral to the Company's secondary commodities trading operations moving forward;

     * The completion by the Company of its acquisition of Warnecke Design Services, Inc., an acquisition that added about $6 million in annualized sales to the Company;

     * The execution by the Company of a letter of intent to acquire a metals processing and distribution company ("MPD"), which will bring the Company to approximately $21 million in revenue;

     * The execution by the Company of a Strategic Alliance with UTEK Corporation to identify proprietary technology transfer opportunities from universities and laboratory research centers;

     * The execution by the Company of a Green Technology Prototyping and Manufacturing Agreement with GreenShift Industrial Design Corporation that the Company hopes will generate substantial revenues from the manufacturing and distribution of GreenShift Industrial Design's planned line of residential and commercial recycling and waste reduction appliances and equipment; and,

     * The restructuring of the Company's debentures relating to the Company's former operations, which the Company hopes will facilitate the refinancing of the Company's equity-based convertible debentures with standard conventional credit in line with the Company's intended acquisition of companies that add revenue, earnings and surplus assets.

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, INSEQ's business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

THE ISSUANCE OF SHARES UNDER OUR AGREEMENTS WITH CORNELL CAPITAL PARTNERS AND HIGHGATE HOUSE COULD INCREASE OUR OUTSTANDING SHARES BY OVER 29%

While Cornell and Highgate are subject to restrictions on conversion of their respective debentures limiting their ownership to 9.9% of our common stock, upon default the Cornell and Highgate Debentures could be converted into 1,088,141,818 shares at the market price on June 30, 2005. The issuance of these shares would dilute the interest of our current shareholders by over 29%.

THERE IS SUBSTANTIAL DOUBT CONCERNING OUR ABILITY TO CONTINUE AS A GOING
CONCERN.

Our external auditors issued a going concern opinion with respect to our financial statements at December 31, 2004. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $1,346,773 for the six months ended June 30, 2005. As of June 30, 2005 the Company had $105,066 in cash, and current liabilities exceeded current assets by $455,606. These matters raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses. The following are the areas that we believe require the greatest amount of estimates in the preparation of our financial statements: allowances for doubtful accounts and legal matters. Prior to the filing of this Quarterly Report on Form 10QSB, the Company's Audit Committee reviewed these critical accounting policies and estimates and discussed them with our management.

We establish an allowance for doubtful accounts to cover accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, we analyze the collectibility of accounts that are large or past due. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for doubtful accounts. Accounts receivable written off in subsequent periods can differ materially from the allowance for doubtful accounts provided.

We attempt to make good faith realistic estimates in providing allowances for assets and recording liabilities. Our experience has been that overestimates in one area can occur but are often offset by underestimates in other areas. While it is probable in the future that unexpected events could materially affect the results of operations of a future period, we believe that our risk management protocols would prevent the occurrence of such an event from having a material impact on our financial condition.

THE THREE MONTHS ENDED JUNE 30, 2005 AND THE SIX MONTHS ENDED JUNE 30, 2005

REVENUES

Total revenues were $313,744 for the quarter ended June 30, 2005, and $315,074 for the six months ended June 30, 2005.
The majority of revenues realized during quarter ended June 30, 2005 were due to the operating activities of our recently acquired subsidiary, Warnecke Design Services, Inc. ("WDS"). Revenues of $1,384 were recognized from the Company's former online dating service. The operations of the online dating service were suspended effective April 1, 2005.

COST OF REVENUES

Cost of revenues for the quarter ended June 30, 2005 was $258,262 which amount was primarily attributable to the operating activities of our recently acquired subsidiary, WDS. Cost of revenues for the six months ended June 30, 2005, were $258,492, and included certain costs associated with the Company's former online dating service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter ended June 30, 2005 were $761,656, of which $18,331 was attributable to general and administrative expenses associated with the operating activities of WDS. $743,325 of this amount was attributable to the development and management of our emerging business plan, $532,570 of which are not expected by Management to be recurring expenses.

Selling, general and administrative expenses for the six months ended June 30, 2005 were $1,161,476, of which $18,331 was attributable to general and administrative expenses associated with the operating activities of WDS. $1,143,145 of this amount was attributable to the development and management of our emerging business plan, a significant portion of which are not expected by Management to be recurring expenses.

INTEREST EXPENSE AND FINANCING COSTS

Interest expenses for the quarter ended June 30, 2005 was $25,004, $4,693 of which was attributable to the operations of WDS incurred during its first month of operations in June 2005. The remaining $20,311 was attributable to our existing financing agreements with Cornell and Highgate.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

We incurred $33,000 in financing costs during the six months ended June 30, 2005. These expenses represented the costs incurred in connection with the Highgate Debenture. During the six months ended June 30, 2005, we paid fees and issued equity securities to compensate the parties to the transactions, and the amount of those fees and the fair value of the securities issued were accounted for as "financing costs."

NET LOSS

Our total net loss for the three and six months ended June 30, 2005, was $767,870 and $1,346,773, respectively. The net loss incurred during both periods was due to the expenses and other factors described above.

LIQUIDITY AND CAPITAL RESOURCES

INSEQ currently owns one significant operating asset - its newly acquired specialty metal manufacturing group, Warnecke Design Service, Inc., which was acquired on May 27, 2005. These entities produced $1,312,360 in revenue during quarter ended June 30, 2005.

The Company's former dating service, whose operations were suspended effective April 1, 2005, pending the Company's search for a strategic partner or purchaser of these assets, produced $1,330 in revenue during the six months ended June 30, 2005.

The Company had $3,613,888 in liabilities at the end of the quarter ended June 30, 2005, primarily consisting of a $775,635 convertible debenture owed to Highgate, and $421,321 remaining due on a convertible debenture owed to Cornell (the "2004 Cornell Debenture). The Highgate debenture was restructured in June 2005 and is payable on June 1, 2008 with interest at 10% per annum. The 2004 Cornell Debenture is payable on February 13, 2007 with interest at 5% per annum. INSEQ expects most, if not all, of the debentures to be satisfied by the holders converting the debts into the Company's common stock that they will then resell to the public. At the market price of $0.0011 on June 30, 2005, satisfaction of both debentures would require the issuance of over 1,088,141,818 shares of common stock. Accordingly, unless the market price of our common stock increases, we will be required to issue over 29% of our equity to satisfy the debentures or will be required to find other investment sources to satisfy the debts.

The Company had $944,370 in accounts payable and accrued expenses at June 30, 2005. INSEQ intends to satisfy these amounts predominantly out of cash flows from its operations.

The Company borrowed $80,285 from various officers, and the Company borrowed $20,700 from GreenShift Corporation, a major shareholder in the Company during June of 2005. These amounts are payable upon demand.

At the present time the Company does not have commitments from anyone to provide funds for the operations of INSEQ. Management continues to seek funding and any additional funding that is obtained is likely to involve the issuance of large amounts of stock, and will further dilute the interests of the existing shareholders.

CASH

Our primary sources of liquidity are cash provided by investing and financing activities. For the six months ended June 30, 2005, net cash used in operating activities was $(135,312).

LIQUIDITY

We used cash provided from investing and financing activities to fund operations. While we incurred a loss in the quarter ended June 30, 2005, we intend to use cash provided from operating to fund operations during FY2005. The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and common stock. The Company's capital resources can be expected to be impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At June 30, 2005 the Company had $105,066 in cash.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005

For the six months ended June 30, 2005, we obtained net cash from financing of $209,434 and obtained net cash from investing activities of $30,444.
The Company had a negative working capital position of $505,606 at June 30, 2005. In reviewing our financial statements as of December 31, 2004, and June 30, 2005, our auditor concluded that there was substantial doubt as to our ability to continue as a going concern.

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


INSEQ CORPORATION

By: /S/ JAMES GRAINER
---------------------
      	JAMES GRAINER
      	Director, Chief Executive Officer, Chief Financial Officer,
         Chief Accounting Officer


Date:   August 15, 2005
                                    -19-