Form 10QSB
period 2005-09-30
INSEQ CORP
filed 2005-11-15
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-QSB
_________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005

COMMISSION FILE NO.: 0-32143

INSEQ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-3148296
(State of other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

111 Howard Boulevard, Suite 108, Mt. Arlington, New Jersey	07856
(Address of principal executive offices)	(Zip Code)

(973) 398-8183
(Registrant’s telephone number including area code)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	No	X

The number of outstanding shares of common stock as of November 14, 2005 was: 3,887,491,043.

Transitional Small Business Disclosure Format:

Yes	No	X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

INSEQ CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS
Current Assets:
Cash	$111,589
Accounts Receivable, net of Reserve	763,635
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	236,867
Work in Progress Inventory	45,874
Material & Supply Inventory	60,524
Prepaid Expenses	38,495
Total Current Assets	1,256,984

Net Fixed Assets	773,121

Other Assets:
Goodwill	905,579,
Intangible assets and License Agreements	1,666,521
Deferred Financing Costs, net	256,785
Website costs, net	250,136
Total Other Assets	3,079,021

TOTAL ASSETS	5,109,126
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	986,108
Current Portion of Mortgages and Notes Payable	311,062
Due to related parties	430,677
Billings in Excess of Costs & Estimated Earnings on Uncompleted Contracts	41,479
Estimated Losses on Uncompleted Contracts	3,206
Unearned Revenue	30,914
Total Current Liabilities	1,803,446

Long Term Liabilities
Convertible Debentures	1,481,956
Mortgages and Notes Payable, Net of Current Portion	879,497
Total Long Term Liabilities	2,361,453

TOTAL LIABILIITES	4,164,899

STOCKHOLDERS’ EQUITY

Preferred Stock, $0.001 Par Value:
Series B: Authorized 275,000, 251,507 issued and outstanding	252
Series C: Authorized 400,000, 400,000 issued and outstanding	400
Common Stock, $0.001 Par Value,5,000,000,000authorized;3,887,491,043 issued and outstanding	3,887,275
Additional Paid-in-Capital	2,148,941
Accumulated Deficit	(5,092,641)

TOTAL STOCKHOLDERS’ EQUITY	944,227

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,109,126

The notes to the consolidated condensed financial statements are an integral part of these statements.

INSEQ CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004

Revenues	$1,310,699	$		$	$ 1,625,773	$
Cost of Revenues	1,031,077				1,289,570
Gross Profit	279,622		-0-		336,203		-0-

Operating Expenses:
Selling, general and administrative expenses	144,654				1,306,131
Amortization expense, intangible assets	15,008				45,024
Total Operating Expenses	159,662		-0-		1,351,155		-0-

Operating Income (Loss)	119,960		-0-		(1,014,952)		-0-

Other Expense:
Interest expense and financing costs	(80,493)				(292,348)
Other Expense	(80,493)		-0-		(292,348)		-0-

Income (Loss) before provision for income taxes	39,467		-0-		(1,307,300)		-0-

Provision for income taxes	-0-		-0-		-0-		-0-

Net Income (Loss)	$39,467		-0-		$(1,307,300)		-0-

Net Income (Loss) per common share, basic and diluted	$0.00		-0-		$(0.00)		-0-

Weighted average shares of common stock
Outstanding, basic and diluted	3,701,056,261		-0-		1,050,769,024		-0-

The notes to the consolidated condensed financial statements are an integral part of these statements.

INSEQ CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ending September 30, 2005	Nine Months Ending September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,307,300)	$-0-
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of website costs	45,024
Amortization of deferred financing costs	65,948
Depreciation expense	26,976
Interest expense associated with intrinsic value of convertible debt	141,429
Stock issued for services and options	807,570

Changes in assets and liabilities:
Increase in accounts receivable	(96,624)
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts	25,383
Increase in prepaid expenses	(26,683)
Decrease in work in progress inventory	8,588
Decrease in accounts payable & accrued expenses	(44,556)
Increase in unearned revenue	716
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(25,367)
Decrease in estimated losses on contracts in progress	(56,054)
Decrease in deferred revenue	(585)
Net cash used in operating activities	(435,535)	-0-

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid on purchase of subsidiary	(50,000)
Cash acquired on purchase of subsidiaries	370,444
Cash paid on purchase of sublicense agreement	(200,000)
Net cash provided by investing activities	120,444	-0-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	615,000
Payment of financing costs	(68,000)
Principal payments - mortgages and short term notes	(16,066)
Loans from related parties	130,677
Redemption of preferred stock	(234,931)
Net cash provided by financing activities	426,680	-0-

Increase in cash	111,589	-0-

Cash at beginning of period	-0-	-0-

Cash at end of period	$111,589	-0-

SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of debentures into common stock	54,365
Issuance of stock options for financing fees	176,485
Issuance of common shares for purchase of subsidiary	1,956,521
Conversion of redeemable preferred stock into Series B preferred	2,515,069
Issuance of preferred Series C stock for convertible debt assumption	2,936,897

The notes to the consolidated condensed financial statements are an integral part of these statements.

INSEQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated condensed interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include in all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

PRINCIPLES OF CONSOLIDATION

INSEQ Corporation (the “Company”) is a holding company that was previously known as Incode Technologies Corporation (“Incode”). INSEQ’s business model is to facilitate the efficient utilization of primary and secondary commodities, including metals, chemicals, fuels and plastics.

The Company currently has three operating subsidiaries - Warnecke Design Services, Inc., and Warnecke Rentals, LLC (collectively, “WDS”). WDS is a specialty metal manufacturer that produces customized automation and processing equipment for an array of industries and provides design, development, manufacturing, installation and maintenance services for its clients. WDS’ customers include electronics, automotive, plastics and other manufacturers, including several Fortune 500 companies.

On September 15, 2005, the Company acquired 1,000 shares (or 100% of outstanding shares of Common stock) of Separation and Recovery Technologies, Inc. (“SRT”), in exchange for 434,782,608 unregistered shares of common stock of INSEQ in a tax-free stock-for-stock exchange. SRT’s financial statements are included in the Company’s consolidated financial statements. SRT did not have any operations since its acquisition on September 15, 2005.

The Company holds two additional subsidiaries: Incode Corporation and Intrance Corporation, the latter being a holding company through which Incode had administered its online dating businesses. These businesses are not currently generating any revenue and the Company’s current plan is to use the underlying technologies of these businesses to enhance the development of its secondary commodities trading platform and then sell these former businesses to a strategic company and/or service as the Company focuses on the development of its secondary commodities trading portal and the above mentioned business development activities.

REVENUE RECOGNITION

Fixed Price Contract revenue is recognized on the percentage-of-completion method in the ratio that costs incurred bear to estimated costs at completion. Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Profits on short term contracts are recorded upon substantial completion of the contract. Other revenue is recorded on the basis of performance of services or shipment of products. Provision for estimated contract losses, if any, is made in the period that such losses are determined. At September 30, 2005, $3,206 was recognized as an estimated loss on one contract still in progress at September 30, 2005.

The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts invoiced. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents invoices in excess of revenues recognized.

The liability “Deferred Revenue” represents amounts invoiced to customers for deposits and partial payments on orders or projects not complete for delivery. The revenue, along with the project costs, is recognized upon delivery or completion of the project for the customer.

INVENTORIES

The asset “Work in Progress Inventory” represents costs directly attributable to customer orders or projects for which revenue has not yet been earned under the substantial completion or delivery of the order to the customer specifications. The costs are expensed upon delivery or completion of the project to the customer at time of billing.

The asset inventory supplies, represents raw materials on hand to be used for the production of products and equipment for sale. Inventory is recorded at lower of cost or market.

INSEQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTS RECEIVABLE

Accounts receivable are customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amount that will not be collected. Management reviews balances that are 90 days from the invoice date and based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management currently believes all accounts are fully collectible.

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

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” SFAS No. 109 uses the asset and liability method so that deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expense or benefit is based on the changes in the financial statement basis versus the tax bases in the Company’s assets or liabilities from period to period.

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

INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of net assets acquired through acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 issued in June 2001, the Company will evaluate the goodwill on an annual basis for potential impairment.

INSEQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet as of September 30, 2005 for cash equivalents and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. While the Company realized a profit of $39,467 for the three months ended September 30, 2005, the Company incurred a loss of $1,307,300 during the nine months ended September 30, 2005, and the Company had approximately $112,000 in cash at September 30, 2005. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

2.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30, 2005:

Land and Building	$540,000
Equipment	152,262
Vehicle	7,000
Computer Equipment	29,169
Leasehold Improvements	208,632
937,063
Less Accumulated Depreciation	(163,942)

Net Fixed Assets	$773,121

Depreciation expense charged to operations was $26,976 for the nine months ended September 30, 2005.

INSEQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

3.    COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

Following is a summary of costs, billings, and estimated earnings on contracts in progress as of September 30, 2005 accounted for under the percentage of completion method of accounting.

Cost incurred on contracts in progress	$4,448,366
Estimated earnings (losses)	(104,767)
4,343,599

Less billings to date	4,148,211
$195,388

The above accounts are shown in the accompanying consolidated balance sheets under these captions at September 30, 2005.

Costs and estimated earnings in excess of billings On uncompleted contracts	$236,867
Billings in excess of costs and estimated earnings On uncompleted contracts	(41,479)
$195,388

4.    FINANCING ARRANGEMENTS

The following is a summary of the Company’s financing arrangements as of September 30, 2005:

CONVERTIBLE DEBENTURES:

Cornell Capital debenture, 5% convertible debentures, net	421,321
Highgate House debenture, 10% convertible debentures, net	1,060,635
Total	$1,481,956

CORNELL DEBENTURE

On January 7, 2004, BIB Holdings, Ltd., the predecessor to Incode Technologies Corporation (“Incode”), our immediate predecessor, entered into a Securities Purchase Agreement with Cornell Capital Partners for the sale of $1,200,000 in convertible debentures. The balance on this debenture at June 30, 2005 was $421,321. This debenture was restructured on August 28, 2005, the Company entered into an Amended and Restated Securities Purchase Agreement, with Cornell for the sale of $421,321 in convertible debentures (the “Cornell Debenture”). The debentures issued pursuant to this agreement bear annual interest at 10%, mature two years from the date of issuance, and are convertible into the Company’s common stock a fixed conversion price of $0.003 per share. This debenture is secured by the stock of the Company’s subsidiaries.

HIGHGATE DEBENTURES

On November 23, 2004, the Company entered into a Convertible Debenture Purchase Agreement pursuant to which the Company issued convertible debentures to Highgate House Funds, Ltd., that as of December 31, 2004, had a principal balance of $500,000, and as of May 31, 2005, had an outstanding balance of $775,635. Effective June 1, 2005, the Company entered into an Amended and Restated Securities Purchase Agreement, with Highgate for the sale of $775,635 in convertible debentures. The debentures issued pursuant to this agreement bear annual interest at 10%, mature two years from the date of issuance, and are convertible into the Company’s common stock a fixed conversion price of $0.003 per share. To satisfy its conversion obligations under the Debentures, The Company placed 300,000,000 shares of common stock into escrow for potential issuance to Highgate upon conversion of the Debentures. Effective July 7, 2005, INSEQ entered into Securities Purchase Agreement, with Highgate House Fund, Ltd., for the sale of $285,000 in convertible debentures (the June 1, 2005 and July 7, 2005, Highgate debentures are collectively referred to herein as the “Highgate Debenture”). The debentures issued pursuant to this agreement bear annual interest at 10%, mature two years from the date of issuance, and are convertible into the Company’s common stock a fixed conversion price of $0.003 per share. The principal and interest on both the Cornell Debenture and the Highgate Debenture may be converted by the holder into shares of INSEQ common stock. If any portion of either debenture remains outstanding the maturity date of each debenture, INSEQ must either pay the principal and accrued interest or convert same into shares of common stock at the fixed conversion price of $0.003 per share. INSEQ’s obligations under the debentures are secured by a pledge of all of INSEQ’s assets.

INSEQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

4.    FINANCING ARRANGEMENTS (continued)

WARNECKE DESIGN SERVICE, INC (“WDS”) DEBT

In January 2004, WDS entered into a credit agreement with Fort Jennings State Bank pursuant to which it borrowed $750,000. Under the terms of the agreement, WDS pays monthly interest at the bank’s prime lending rate,currently 6%. The loan also called for annual principal payments of $150,000 beginning in January 2005. The loan is secured by all the assets of WDS, real property owned separately by WDS’ president, and by the president’s personal guarantee.

WDS also has three outstanding term loans with maturities ranging from 2 to 7 years. Interest rates are 3.5% and 7.99%. At September 30, 2005, the outstanding balances on these term loans were $84,884.

On December 29, 2004, WDS borrowed $120,000 from Fort Jennings State Bank under a 60 day term. Principal and interest at 6% was due in full on February 27, 2005.In August, 2005 the loan was renewed for $117,000 with a new 90 day term at 6.5%. The loan is secured by real estate owned by Warnecke Realty, LLC (“WL”) and a personal guarantee of WDS’ president.

During 2003, WDS purchased property for the operation of its business activities. The property was purchased subject to two mortgages described below:

$250,000 payable under a 15 year term at a fixed rate of 4%. Payments of $1,849 are payable on a monthly basis including interest. Payment is secured by a lien on the property.

$186,000 payable under a 20 year term at a fixed rate of 5%. Payments of $1,224 including interest are payable on a monthly basis. Payment is secured by a first lien on the property.

Following are maturities of long-term debt for each of the years subsequent to year ending September 30, 2005:

2006	$311,062
2007	483,100
2008	1,387,088
2009	180,318
2010	27,420

Thereafter	283,527
Total	$2,672,515

5.    RELATED PARTY TRANSACTIONS

Kevin Kreisler, INSEQ’s chairman, is also the chairman and chief executive officer of GreenShift Corporation (“GreenShift”). James Grainer, INSEQ’s president and chief financial officer, is the president and chief financial officer of GreenShift. GreenShift owns 70% of the fully diluted capital stock of INSEQ and provides management services to INSEQ. About 80% of the capital stock of GreenShift is held by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.

Inseq currently has a management services contract with Greenshift Corporation, its controlling shareholder. Greenshift’s management services include ongoing diligence, operational, financial, marketing, transactional, administrative support and other advisory services. The agreement provides for an annual management fee of $200,000. During the nine months ended September 30, 2005, INSEQ paid $150,000 in management fees to GreenShift for GreenShift’s provision of management and other services.

During the nine months ended September 30, 2005, INSEQ’s chairman made operating loans to INSEQ, the balance of which was $26,452 as of September 30, 2005, and which are unsecured, bear no interest and are considered due on demand. Loans from all related parties at September 30,2005 were $430,677.

During 2004, Mr. Grainer acted as an independent consultant to INSEQ. In that role, he assisted in negotiating and completing a series of material transactions for INSEQ. As of December 31, 2004, INSEQ had accrued $50,000 of compensation payable to Mr. Grainer. During the six months ended June 30, 2005, Mr. Grainer received $25,000 in cash and 50,000,000 shares of Company common stock at $0.0011 per share for his prior consulting services. Additionally, for their services, Mr. Kreisler and Mr. Grainer received 150,000,000 and 150,000,000 options, respectively, exercisable at $0.001 per share in April 2005.

INSEQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.    RELATED PARTY TRANSACTIONS (continued)

During 2004, INSEQ issued 1000 shares of common and 1,000,000 of Series A Preferred Stock to Incandent Capital, LLC (“Incandent”) in conjunction with the acquisition of Incode Corporation by BIB Holdings, Ltd., the predecessor to Incode Technologies Corporation (“Incode”), our immediate predecessor. INSEQ’s chairman is the sole member of Incandent. On April 1, 2005, Mr. Kreisler, through Incandent, made a capital contribution of its 1,000,000 shares of INSEQ’s Series A Preferred Stock to GreenShift in connection with GreenShift’s initiation of operations as a regulated investment company under the Investment Company Act of 1940.

In connection with the April 1, 2005 transfer, and in consideration for the February 2005 agreement by INSEQ’s chairman to guaranty repayment of the Highgate Debentures, the Board of Directors of INSEQ amended the terms of the Series A Preferred Stock. The Series A Preferred Stock was amended to be convertible into 875 shares of INSEQ’s common stock with a provision that adjusts this conversion ratio so that the Series A Preferred Stock will be convertible into 70% of the common shares outstanding upon conversion. The holder of each share of Series A Preferred Stock is entitled to cast the same number of votes at a meeting of shareholders as equals the number of common shares into which the Preferred share could be converted.

On June 1, 2005, GreenShift provided INSEQ with bridge financing of $50,000 to assist INSEQ with its completion of its acquisition of Warnecke Design Services, Inc. (“Warnecke”). INSEQ had been unable to secure suitable financing due to INSEQ’s debentures with Cornell and Highgate ($850,000 of which debentures relate back to the operations of BIB Holdings, Ltd.). To rectify this situation, GreenShift provided the bridge financing to INSEQ which INSEQ then used to close the Warnecke acquisition in conjunction with the issuance by INSEQ to Warnecke of a note for $350,000 bearing a term of 30 days and an interest rate of 6% (the “WDS Note”). GreenShift then assumed and paid off the WDS Note in return for a new class of preferred stock in INSEQ with a face value of $400,000 and an 8% coupon. In consideration of the bridge financing and the assumption and conversion of the WDS Note by GreenShift, INSEQ agreed to amend its Series A Preferred Stock to allow for conversion at any time and, in the event of full conversion, to provide GreenShift with ongoing dilution protections equivalent to those granted under the Series A Preferred Stock Certificate of Designations, as amended, that act to at all times maintain GreenShift’s common holdings in INSEQ equal to 70% of the fully diluted capital stock of INSEQ.

On June 1, 2005, GreenShift filed a conversion notice with INSEQ effecting a full conversion of the Series A Preferred Stock into 2,587,513,297 shares of common stock.

During 2004, INSEQ’s subsidiary, Intrance Corporation, issued 275,000 shares of a Series A Preferred Stock to Candent Corporation in consideration for INSEQ’s acquisition of certain assets from Candent. On March 31, 2005, these shares, net of 23,493 preferred shares redeemed for $234,930 in March 2005, were exchanged for shares of INSEQ’s Series B Preferred Stock that may be converted after April 1, 2008 into 77 shares of the Company’s common stock with a provision that adjusts this conversion ratio the so that the Series B Preferred Stock will be convertible into 4.95% of the common shares outstanding upon conversion. The Series B Preferred Stock is also subject to adjustment as necessary so that the market value of the common shares into which the Series B Preferred Stock is convertible is no less than $2,515,070. Effective June 30, 2005, the Series B Preferred Stock was amended to provide for the final conversion and elimination of all these adjustment provisions on December 31, 2005. The holder of each share of Series B Preferred Stock is entitled to cast at any shareholders meeting the number of votes that equals the number of common shares into which the Series B share could be converted. The president of Candent Corporation is the wife of INSEQ’s chairman. The stock of Candent Corporation is held in trust for the benefit of its president.

Effective April 1, 2005, Candent Corporation paid off a loan with Lakeland Bank on behalf of INSEQ in the amount of $42,430.80. While the Lakeland loan had been assumed by INSEQ in connection with its acquisition of certain assets from Candent in December 2004, Lakeland had required Candent’s ongoing guaranty. In return for these funds, INSEQ issued Candent a convertible term note due on December 31, 2005 and bearing interest at prime plus one.

INSEQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.    RELATED PARTY TRANSACTIONS (continued)

INSEQ entered into an “IT Services Agreement” with Candent Corporation dated January 2, 2005, and amended March 31, 2005, for the provision of technical and customer service support for INSEQ. The agreement called for INSEQ to issue to Candent $50,000 in cash or stock in payment for services provided during the first quarter 2005. The IT Services Agreement also calls for ongoing services relative to the development of INSEQ’s secondary commodities trading platform at the annualized rate of $100,000. The president of Candent is the spouse of INSEQ’s chairman. 150,000,000 shares were issued to Candent at an average price of $0.0007 per share for services rendered in prior periods and during 2005. Additionally, 150,000,000 performance-based options exercisable at $0.001 per share were issued to Candent in April 2005. These options will vest in connection with the successful launch by INSEQ of its new secondary commodities trading platform.

During June 2005, WDS’ president advanced $50,000 to WDS, which loan was unsecured and is due in full on demand along with interest accruing at 6% per annum.

During the nine months ended September 30, 2005, GreenShift Corporation advanced $49,225 to INSEQ, for operating expenses. This advance is unsecured, bears no interest and is considered payable on demand..

6.    MERGER AND ACQUISITIONS

ACQUISITIONS

On June 1, 2005, the Company completed its acquisition of Warnecke Design Service, Inc., and Warnecke Rentals, L.L.C., for $50,000 in cash and short-term notes of $350,000. Warnecke, located in Ottoville, Ohio, is a specialty metal manufacturer that produces equipment for an array of industries and provides design, development, manufacturing, installation and maintenance services for its clients. Warnecke’s customers include electronics, automotive, plastics and other manufacturers, including several Fortune 500 companies.

The results of operations for the acquired entities are included for one month of operations in the consolidated statement of operations. The following pro forma results for the nine months ended September 30, 2005 are presented as if the acquisition was made on January 1, 2005, for the nine months ended:

	Warnecke Design	INSEQ Corporation
	Service, Inc.	Consolidated
Net Sales	$3,904,865	$3,906,195
Net Inco	436,724	(1,068,880)

The transaction was accounted for as an acquisition under the purchase method of accounting in accordance with Statement of Accounting Standards No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired by the company in connection with the transaction, based on their fair values as of the completion of the transaction. The excess cost over the net tangible and identifiable intangible assets is allocated to goodwill. Goodwill of $905,579 was recorded under the transaction. The purchase price has been preliminarily allocated to goodwill and will be subject to further evaluation.

On September 15, 2005, the Company acquired 1,000 shares (or 100% of outstanding shares of Common stock) of Separation and Recovery Technologies, Inc. (“SRT”), in exchange for 434,782,608 unregistered shares of common stock of INSEQ in a tax-free stock-for-stock exchange. Under the acquisition $1,666,521 were recorded as intangibles assets. SRT holds certain exclusive rights to a new patented technology for the separation of plastics from solid wastes and non-exclusive rights to the technology for the separation of plastics from electronic equipment and white appliances. The new technology was developed by Argonne National Laboratory under a contract with the U.S. Department of Energy. The transaction was accounted for as an acquisition under the purchase method of accounting in accordance with Statement of Accounting Standards No. 141,Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired by the company in connection with the transaction, based on their fair values as of the completion of the transaction. The excess cost over the net tangible and identifiable intangible assets is allocated to intangible goodwill. The purchase price has been preliminarily allocated to intangibles and will be subject to further evaluation.

INSEQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7.    COMMITTMENTS AND CONTINGENCIES

On August 7, 2005, we executed agreements to acquire Independent Metal Sales, Inc. (“IMS”). The purchase price for the shares was calculated to equal five times the parties’ estimate of IMS’ adjusted EBITDA for the next twelve months, which is estimated to be about $1.5 million. The Agreement calls for INSEQ to make the following payments: (a) $2.5 million in cash at closing; (b) $1.25 million in cash on the first anniversary of closing; (c) Quarterly payments of cash equal to 30% of IMS’ quarterly EBITDA up to a maximum aggregate payment of $1.5 million, except that the quarterly payments will not be due if the consolidated annualized EBITDA of IMS is less than $1.2 million; (d) $1 million in cash plus 6.5% annual interest on the second anniversary of closing, except that the payment will be deferred to the third anniversary of closing if IMS’ average annual EBITDA for the two years preceding that second anniversary is less than $1 million; and, (e) $1.5 million in cash plus 6.5% annual interest on the third anniversary of closing, except that the payment will be reduced if IMS’s average annual EBITDA for the three years preceding that third anniversary is less than $1.5 million. This transaction has not yet closed and has been subject to further negotiation.

EFFECTIVENESS OF REINCORPORATION MERGER

The Company’s reincorporation merger with Incode Technologies Corporation became effective July 13, 2005. The purpose of this transaction was to (1) change the name of the Company to “INSEQ Corporation,” (2) increase the authorized common shares from 2,000,000,000 to 5,000,000,000, and (3) change the Company’s state of incorporation from Nevada to Delaware. The Company commenced trading on July 15, 2005, on the OTC Bulletin Board maintained by the NASD under its new symbol “INSQ.”

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,”“expects,”“intends,”“anticipates,”“plans to,”“estimates,”“projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2005.

OVERVIEW

During the quarter ended September 30, 2005, the Company completed a number of items critical to its mission to facilitate the efficient utilization of primary and secondary commodities, including metals, chemicals, fuels and plastics. Notable developments completed during the quarter ended September 30, 2005 included:

•	The execution of an agreement to acquire Independent Metal Sales, Inc.;

•	The execution of a letter of intent to acquire a Specialty Metal Manufacturer (“SMM”);

•
The completion of INSEQ’s acquisition of Separation and Recovery Technologies, Inc. (“SRT”) which holds the rights to a new patented technology developed by Argonne National Laboratory under a contract with the U.S. Department of Energy that preferentially separates plastics from mixed plastic wastes;

•
The execution of manufacturing agreements with Ethanol Oil Recovery Systems, LLC, Mean Green BioFuels Corporation, Ovation Products Corporation, and Tornado Trash Corporation, all of whom are GreenShift portfolio companies and each of which agreements call for first refusal rights relative to INSEQ’s manufacturing of equipment and appliances based on each of their respective patented and proprietary green technologies;

•
The execution of a Strategic Alliance with Sterling Planet, Inc., the nation’s leading retailer of renewable energy certificates (“RECs”), under which agreement INSEQ will sell RECs through its planned new secondary commodities exchange;

•
The execution of a Green Technology Prototyping and Manufacturing Agreement with GreenShift Industrial Design Corporation (“GIDC”) through which INSEQ will manufacture and distribute GIDC’s planned line of residential and commercial recycling and waste reduction appliances and equipment;

•
The execution of a sub-license agreement with GIDC for certain applications of Ovation Product Corporation’s proprietary new water purification appliance, under which INSEQ plans to develop and sell appliances for the purification and reuse of waste kitchen and bath water, not including septic wastes, for a number of markets including the food services, hospitality, and residential markets; and,

•
The restructuring of our various debentures and the cancellation of about 350,000,000 shares of INSEQ common stock and warrants exercisable into 300,000,000 shares of INSEQ common stock at $0.001 per share.

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, INSEQ’s business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

There is substantial doubt concerning our ability to continue as a going concern.

INSEQ incurred a loss of $1,307,300 during the nine months ended September 30, 2005, and INSEQ had approximately $111,589 in cash at September 30, 2005. These matters raise substantial doubt about INSEQ’s ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

BUSINESS RISK FACTORS (continued)

The issuance of shares under our agreements with Cornell and Highgate could increase our outstanding shares by over 9%.

While Cornell and Highgate are subject to restrictions on conversion of their respective debentures limiting their ownership to 9.9% of our common stock, upon default the Cornell and Highgate Debentures could be converted into 350,000,000 shares at the market price on September 30, 2005. The issuance of these shares would dilute the interest of our current shareholders by over 9%.

The conversion of our convertible debentures, the exercise of our outstanding warrants and options and INSEQ’s various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

The conversion of our outstanding convertible debentures (including the Cornell Debenture and Highgate Debenture), and the exercise of our outstanding warrants and options could result in the issuance of up to 350,000,000 shares of common stock, assuming all outstanding warrants and options are currently exercisable. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

We may be unable to satisfy our current debts.

At September 30, 2005, our current liabilities exceeded our current assets by $546,462. In addition, our long-term liabilities of $2.3 million, including about $1.5 million in convertible debentures due to Cornell and Highgate, were offset by only $773,121 in fixed assets and $3.5 million in intangible assets. We cannot afford to pay our debts out of our operating cash flows. Therefore our ability to operate will be significantly impaired if we cannot reduce the Cornell and Highgate debt with registered stock.

We lack capital to fund our operations.

During the nine months ended September 30, 2005 our operations used $435,535 in cash. In addition, during those nine months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service. Therefore, we will be unable to implement our business plan unless we obtain new sources of capital.

Our operations will suffer if we are unable to manage our rapid growth.

We are currently experiencing a period of rapid growth through internal expansion and strategic acquisitions. This growth has placed, and could continue to place, a significant strain on our management, personnel and other resources. Our ability to grow will require us to effectively manage our collaborative arrangements and to continue to improve our operational, management, and financial systems and controls, and to successfully train, motivate and manage our employees. If we are unable to effectively manage our growth, we may not realize the expected benefits of such growth, and such failure could result in lost sales opportunities, lost business, difficulties operating our assets and could therefore significantly impair our financial condition.

We may have difficulty integrating our recent acquisition into our existing operations.

Acquisitions will involve the integration of companies that have previously operated independently from us, with focuses on different geographical areas. We may not be able to fully integrate the operations of these companies without encountering difficulties or experiencing the loss of key employees or customers of such companies. In addition, we may not realize the benefits expected from such integration.

Our use of percentage of completion accounting could result in a reduction or elimination of previously reported profits.

A substantial portion of our revenues are recognized using the percentage-of-completion method of accounting. This method of accounting results in us recognizing contract revenue and earnings over the term of a contract in the same periodic proportions as we incur costs relating to the contract. Earnings are recognized periodically, based upon our estimate of contract revenues and costs, except that a loss on a contract is recognized in full as soon as we determine that it will occur. Since the future reality may differ from our estimates, there is with each contract a risk that actual earnings may be less than our estimate. In that event, we are required to record an elimination of previously recognized earnings.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

BUSINESS RISK FACTORS (continued)

We will be unable to service our customers unless we can continue to retain top quality subcontractors and equipment manufacturers at favorable prices.

We rely on third party subcontractors and equipment manufacturers to complete our projects. The quality and timeliness of the services and equipment they provide determines, in part, the quality of our work product and our resulting reputation in the industry. In addition, if the amount we are required to pay for their services and equipment exceeds the amount we have calculated in bidding for a fixed-price contract, we will lose money on the contract. If we are unable to maintain relationships with subcontractors and manufacturers who will fill our requirements at a favorable price, our business will suffer.

Our failure to attract qualified engineers and management personnel could hinder our success.

Our ability to attract and retain qualified engineers and other professional personnel when we need them will be a major factor in determining our future success. There is a very competitive market for individuals with advanced engineering training, and we are not assured of being able to retain the personnel we will need.

Key personnel are critical to our business and our future success depends on our ability to retain them.

Our success depends on the contributions of our key management, environmental and engineering personnel. The loss of these officers could result in lost sales opportunities, lost business, difficulties operating our assets, difficulties raising additional funds and could therefore significantly impair our financial condition. Our future success depends on our ability to retain and expand our staff of qualified personnel, including environmental technicians, sales personnel and engineers. Without qualified personnel, we may incur delays in rendering our services or be unable to render certain services. We may not be successful in our efforts to attract and retain qualified personnel as their availability is limited due to the demand of hazardous waste management services and the highly competitive nature of the hazardous waste management industry. We do not maintain key person insurance on any of our employees, officers or directors.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

Our officers, directors and principal stockholders (greater that 5% stockholders) together control approximately 70% of our outstanding common stock and 100% of Series C preferred stock. Series C preferred stock votes on an as converted basis as one share of common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

INSEQ is not likely to hold annual shareholder meetings in the next few years.

Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Kevin Kreisler James L. Grainer, who are currently the sole directors of INSEQ were appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that Mr. Kreisler and Mr. Grainer will appoint them. As a result, the shareholders of INSEQ will have no effective means of exercising control over the operations of INSEQ.

Investing in our stock is highly speculative and you could lose some or all of your investment.

The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in our stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies generally and very small capitalization companies such as us in particular.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

BUSINESS RISK FACTORS (continued)

The volatility of the market for INSEQ common stock may prevent a shareholder from obtaining a fair price for his shares.

The common stock of INSEQ is quoted on the OTC Bulletin Board. It is impossible to say that the market price on any given day reflects the fair value of INSEQ, since the price sometimes moves up or down by 50% in a week’s time. A shareholder in INSEQ who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

Our common stock trades on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ National Market or the NASDAQ Small-Cap Market. Because our common stock does not trade on a stock exchange or on the NASDAQ National Market or the NASDAQ Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

Only a small portion of the investment community will purchase “penny stocks” such as our common stock.

INSEQ common stock is defined by the SEC as a “penny stock” because it trades at a price less than $5.00 per share. INSEQ common stock also meets most common definitions of a “penny stock,” since it trades for less than $1.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for INSEQ common stock as long as it remains a “penny stock.” This situation may limit the liquidity of your shares.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

Total revenues were $1,310,699 for the quarter ended September 30, 2005, and $1,625,773 for the nine months ended September 30, 2005.

The majority of revenues realized during nine months ended September 30, 2005 were due to the operating activities of our recently acquired subsidiary, Warnecke Design Services, Inc. (“WDS”). Revenues of $1,384 were recognized from the Company’s former online dating service. The operations of the online dating service were suspended effective April 1, 2005.

Cost of Revenues

Cost of revenues for the quarter ended September 30, 2005 was $1,031,077 which amount was primarily attributable to the operating activities of our recently acquired subsidiary, WDS. Cost of revenues for the nine months ended September 30, 2005, were $1,289,570, and included certain costs associated with the Company’s former online dating service.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2005 were $144,654. Selling, general and administrative expenses for the nine months ended September 30, 2005 were $1,306,131.

Interest Expense and Financing Costs

Interest expense for the quarter ended September 30, 2005 was $80,493. Interest expense for the nine months ended September 30, 2005 was $292,348. The interest expense was primarily attributable to our existing financing agreements with Cornell and Highgate.

We incurred $65,948 in amortized financing costs during the nine months ended September 30, 2005. These expenses represent the costs incurred in connection with the Highgate and Cornell Debentures. This represents the fees we paid to compensate the parties associated with these financing transations.

Net Income and Net Loss

Our total net income for the three months ended September 30, 2005, was $39,467, and our net loss for the nine months ended September 30, 2005 was $1,307,300. The net loss incurred was due to the expenses and other factors described above.

Liquidity and Capital Resources

The Company had $4,164,899 in liabilities at the end of the quarter ended September 30, 2005, primarily consisting of $1,481,956 in convertible debentures owing to Highgate and Cornell. INSEQ expects most, if not all, of the debentures to be satisfied by the holders converting the debts into the Company’s common stock that they will then resell to the public. Satisfaction of both debentures would require the issuance of over 350,000,000 shares of common stock. Accordingly we will be required to issue over 7% of our equity to satisfy the debentures or will be required to find other investment sources to satisfy the debts.

The Company had $986,108 in accounts payable and accrued expenses at September 30, 2005. INSEQ intends to satisfy these amounts predominantly out of cash flows from its operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Liquidity and Capital Resources (continued)

As of September 30, 2005, the Company owed $81,452 to various officers, and $49,225 to GreenShift Corporation, a major shareholder, for amounts borrowed during the period.

At the present time the Company does not have commitments from anyone to provide funds for the operations of INSEQ. Management continues to seek funding and any additional funding that is obtained is likely to involve the issuance of large amounts of stock, and will further dilute the interests of the existing shareholders.

Cash

Our primary sources of liquidity are cash provided by investing and financing activities. For the six months ended September 30, 2005, net cash used in operating activities was $435,535.

Liquidity

We used cash provided from investing and financing activities to fund operations. We intend to use cash provided from operating activities to fund operations during the fiscal year 2005.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and common stock. The Company's capital resources can be expected to be impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At September 30, 2005 the Company had $112,000 in cash.

Cash Flows for the Quarter Ended June 30, 2005

For the quarter ended September 30, 2005, we obtained net cash from financing of $426,680 and obtained net cash from investing activities of $120,444.

The Company had a negative working capital position of $546,462 at September 30, 2005. In reviewing our financial statements as of December 31, 2004, and September 30, 2005, our auditor concluded that there was substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 19, 2005 INSEQ issued 434,782,608 shares of common stock to UTEK Corporation. The shares were issued in consideration for UTEK’s transfer to INSEQ of the capital stock of Separation and Recovery Technology, Inc. The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to an entity whose officers had access to detailed information about INSEQ and which was acquiring the shares for its own account. There were no underwriters.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-QSB for the period ended September 30, 2005:

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

INSEQ CORPORATION

By:	/S/ JAMES GRAINER JAMES GRAINER Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer
Date:	November 15, 2005