Form 10QSB/A
period 2005-09-30
INSEQ CORP
filed 2006-03-01
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-QSB/A
(Amendment #1)
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

Amendment No. 1
This amendment is being filed to correct the text in Note 4 to the Financial Statements under the heading “Cornell Debenture.” The text as originally filed assumed that a proposed modification to the Company’s debt arrangement with Cornell Capital Partners had been signed. The modification had not been signed. Accordingly, this amendment replaces the text of that portion of Note 4.

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

CORNELL DEBENTURE

In January, 2004, BIB Holdings, Ltd., the predecessor to Incode Technologies Corporation (“Incode”), our immediate predecessor, entered into a Securities Purchase Agreement with Cornell Capital Partners for the sale of $1,200,000 in convertible debentures (the “Cornell Debenture”). The debentures issued pursuant to the Cornell Agreement accrue interest at 5% per annum, mature three years from the date of issuance, and are convertible into the Company’s common stock, at the investor’s option at the lower of $0.204 or eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date. The balance at September 30, 2005 was $421,321. There have been no conversions during the nine months ended September 30, 2005.

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