Form 10KSB
period 2005-12-31
INSEQ CORP
filed 2006-04-17
CIK 1127242

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
                            -------------------------


                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                          COMMISSION FILE NO.: 0-32143



                                INSEQ CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                            20-3148296
--------------------------------------------------------------------------------
(State of other jurisdiction of                                  (IRS Employer
incorporation or organization                                Identification No.)


535 West 34th Street, Suite 203, New York, NY                             10001
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (646) 792-2634
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. (X)

State issuer's revenues for its most recent fiscal year: $2,425,911.

The  number of  outstanding  shares of  common  stock as of March 30,  2006 was:
367,243,231. Based on the closing price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 30, 2006 was $171,121.

                               INSEQ CORPORATION
                           ANNUAL REPORT ON FORM 10KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005


                                TABLE OF CONTENTS


                                                                                                        Page No
Part I
Item 1      Description of Business .........................................................................3
Item 2      Description of Properties........................................................................7
Item 3      Legal Proceedings................................................................................7
Item 4      Submission of Matters to a Vote of Security Holders .............................................7

Part II
Item 5      Market for Registrant's Common Equity and Related Stockholder Matters ...........................8
Item 6      Management's Discussion and Analysis of Financial Condition and Results of Operations............9
Item 7      Financial Statements ...........................................................................12
Item 8      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............30
Item 8A   Controls and Procedures ..........................................................................30

Part III
Item 9      Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act   ......................................................31
Item 10     Executive Compensation .........................................................................32
Item 11     Security Ownership of Certain Beneficial Owners and Related Stockholder Matters ................32
Item 12     Certain Relationships and Related Transactions .................................................33

Part IV
Item 13     Exhibits and Reports on Form 8K ................................................................35
Item 14     Principal Accountant Fees and Services .........................................................36

Signatures..................................................................................................37


                           Forward Looking Statements

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2006.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INSEQ Corporation ("we," "our," "us," "INSEQ," or the "Company") seeks to directly facilitate the efficient use of virgin and partially consumed natural resources, including metals, chemicals, fuels and plastics. We plan to do so by manufacturing and selling products that we intend to make it easier for consumers and businesses to reduce the generation of waste and to increase recycling. It is our hope that these activities will make a positive contribution to making the use of natural resources more efficient by incrementally offsetting our clients' need for new virgin natural resources.

INSEQ currently has three operating subsidiaries - Warnecke Design Services, Inc., and Warnecke Rentals, LLC (collectively, "WDS") and Air Cycle Corporation ("Air Cycle").

WDS is a specialty metal manufacturer that produces customized automation and processing equipment for an array of industries and provides design, development, manufacturing, installation and maintenance services for its clients. WDS' customers include electronics, automotive, plastics and other manufacturers, including several Fortune 500 companies. WDS is currently executing a growth strategy that includes manufacturing processing equipment for ethanol and biofuels plants.

INSEQ holds a 30% stake in Air Cycle, a lamp, ballast, battery and e-waste recycling company. Air Cycle's Bulb Eater(R) product line crushes spent fluorescent lamps into small fragments and compacts them into 55-gallon containers which are then shipped for recycling. Air Cycle's EasyPak(TM) Recycling Program is offered as an alternative for customers who generate spent lamps, batteries, and/or ballasts and cannot meet Air Cycle's quantity minimums for bulk pick-ups. Small shipments are instead shipped through pre-paid FedEx Ground transportation services.

INSEQ also developed an online green products marketplace during 2005 that launched during the first quarter of 2006 and that currently offers for sale Air Cycle's and other green products.

INSEQ holds two inactive subsidiaries related to its former online dating businesses: Incode Corporation, Intrance Corporation. Intrance is a holding company through which Incode had administered its online dating businesses. These businesses are not currently generating any revenue and INSEQ's current plan is to sell these businesses to a strategic company and/or service as INSEQ focuses on the development of its secondary commodities trading portal and the above mentioned business development activities.

On September 15, 2005, the Company acquired 1,000 shares (or 100% of outstanding shares of Common stock) of Separation and Recovery Technologies, Inc. ("SRT"), in exchange for 434,782,608 unregistered shares of common stock of INSEQ in a tax-free stock-for-stock exchange. SRT's financial statements are included in the Company's consolidated financial statements. SRT did not have any operations since its acquisition on September 15, 2005. SRT holds the rights to a new patented technology developed by Argonne National Laboratory under a contract with the U.S. Department of Energy that preferentially separates plastics from mixed plastic wastes. The Company plans to further develop and commercialize several applications of this technology.


Our executive offices are located at 535 West 34th Street, Suite 203, New York, NY 10001. Our telephone number is 646-792-2634.

More information on INSEQ and its business model is available online at www.inseq.com where we will also provide free access to our annual reports on Form 10KSB, quarterly reports on Form 10QSB, current reports on

Form 8K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC.

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

INSEQ incurred a loss of $1,856,895 during the twelve months ended December 31, 2005, and INSEQ had approximately $156,868 in cash at December 31, 2005. These matters raise substantial doubt about INSEQ's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

The issuance of shares under our agreements with Cornell and Highgate could increase our outstanding shares by over 15%.

While Cornell and Highgate are subject to restrictions on conversion of their respective debentures limiting their ownership to 9.9% of our common stock, upon default the Cornell and Highgate Debentures could be converted into 740,000,000 shares at the market price on December 31, 2005. The issuance of these shares would dilute the interest of our current shareholders by over 15%.

The conversion of our convertible debentures, the exercise of our outstanding warrants and options and INSEQ's various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

The conversion of our outstanding convertible debentures (including the Cornell Debenture and Highgate Debenture), and the exercise of our outstanding warrants and options could result in the issuance of up to 740,000,000 shares of common stock, assuming all outstanding warrants and options are currently exercisable. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

We may be unable to satisfy our current debts.

Our total liabilities as of December 31, 2005 were $3,588,756. We cannot afford to pay these amounts out of our operating cash flows and our ability to operate will be significantly impaired if we cannot reduce the Cornell and Highgate debt with registered stock.

We lack capital to fund our operations.

     During the twelve months ended December 31, 2005 our operations used $477,862 in cash. In addition, during those twelve months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders and the issuance convertible debentures funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

We may have difficulty integrating our recent acquisitions into our existing operations.

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

Our officers, directors and principal stockholders (greater that 5% stockholders) together control 100% of our outstanding Series A preferred stock and 100% of our Series C preferred stock. The preferred shares are convertible into 80% of our Common Stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

INSEQ is not likely to hold annual shareholder meetings in the next few years.

Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Kevin Kreisler and James L. Grainer, who are currently the sole directors of INSEQ were appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that Mr. Kreisler and Mr. Grainer will appoint them. As a result, the shareholders of INSEQ will have no effective means of exercising control over the operations of INSEQ.

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

The common stock of INSEQ is quoted on the OTC Bulletin Board. It is impossible to say that the market price on any given day reflects the fair value of INSEQ, since the price sometimes moves up or down by 50% or more in a week's time. A shareholder in INSEQ who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

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

Only a small portion of the investment community will purchase "penny stocks" such as our common stock.

INSEQ common stock is defined by the SEC as a "penny stock" because it trades at a price less than $5.00 per share. INSEQ common stock also meets most common definitions of a "penny stock," since it trades for less than $1.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for INSEQ common stock as long as it remains a "penny stock." This situation may limit the liquidity of your shares.

ITEM 2.  DESCRIPTION OF PROPERTIES

INSEQ currently maintains office space at 111 Howard Boulevard in Mt. Arlington, New Jersey in a facility leased by an affiliated company. The lease for this space expires on December 31, 2007. We paid no rent during 2005 for these offices. During 2006 INSEQ does not expect to pay rent for these offices. We believe these offices will be sufficient for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED SHAREHOLDER MATTERS

INSEQ's Common Stock trades on the OTC Bulletin Board under the symbol "INSQ." The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's Common Stock during the past two years as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

-------------------------------------------------------------------------------------------------------
Period                                                    High                                   Low
-------------------------------------------------------------------------------------------------------
2005 First Quarter                                        .011                                  .0005
2005 Second Quarter                                      .0075                                  .0005
2005 Third Quarter                                       .0069                                  .0028
2005 Fourth Quarter                                      .0053                                  .0015

2004 First Quarter                                        0.26                                   0.04
2004 Second Quarter                                       0.07                                   0.01
2004 Third Quarter                                        0.01                                  0.001
2004 Fourth Quarter                                       0.01                                  0.001

Title of Class Approximate Number of Holders of Record as of March 30, 2006 Common Stock, 0.001 par value 330 The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares.

DIVIDENDS

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. Future dividend policies will be determined by the Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions.

SALE OF UNREGISTERED SECURITIES

INSEQ did not sell any unregistered equity securities during the 4th quarter of 2005.

REPURCHASE OF EQUITY SECURITIES

INSEQ did not repurchase any of its equity securities that were registered under
Section 12 of the Securities Act during the 4th quarter of 2005.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

                           Forward Looking Statements

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of the Business - Business Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2006.

OVERVIEW

INSEQ Corporation ("we," "our," "us," "INSEQ," or the "Company") seeks to directly facilitate the efficient use of virgin and partially consumed natural resources, including metals, chemicals, fuels and plastics. We plan to do so by manufacturing and selling products that we intend to make it easier for consumers and businesses to reduce the generation of waste and to increase recycling. It is our hope that these activities will make a positive contribution to making the use of natural resources more efficient by incrementally offsetting our clients' need for new virgin natural resources.

During 2005 we acquired  ownership  interests in three  operating  subsidiaries:
Warnecke Design Service, Inc., Warnecke Rentals, LLC (collectively WDS), and Air Cycle Corporation.

INSEQ owns 100% of WDS, a specialty metal manufacturer that produces customized automation and processing equipment for an array of industries and provides design, development, manufacturing, installation and maintenance services for its clients. WDS' customers include electronics, automotive, plastics and other manufacturers, including several Fortune 500 companies. WDS is currently executing a growth strategy that includes manufacturing processing equipment for ethanol and biofuels plants.

INSEQ holds a 30% stake in Air Cycle, a lamp, ballast, battery and e-waste recycling company. Air Cycle's Bulb Eater(R) product line crushes spent fluorescent lamps into small fragments and compacts them into 55-gallon containers which are then shipped for recycling. Air Cycle's EasyPak(TM) Recycling Program is offered as an alternative for customers who generate spent lamps, batteries, and/or ballasts and cannot meet Air Cycle's quantity minimums for bulk pick-ups. Small shipments are instead shipped through pre-paid FedEx Ground transportation services.

INSEQ also developed an online green products marketplace during 2005 that launched during Q1 2006 and that currently offers for sale Air Cycle's and other green products.

INSEQ has two inactive subsidiaries related to its former online dating service, Incode Corporation and Intrance Corporation, as well as a third inactive subsidiary, Separation and Recovery Technologies, Inc.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)


RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

Revenues

Total revenues were $2,427,196 for the year ended December 31, 2005, and $585 for the twelve months ended December 31, 2004.

The majority of revenues realized during the year ended December 31, 2005 were due to the operating activities of our recently acquired subsidiary, Warnecke Design Services, Inc. ("WDS"). Revenues of $1,384 were recognized from the Company's former online dating service. The operations of the online dating service were suspended effective April 1, 2005.

Cost of Revenues

Cost of revenues for the year ended December 31, 2005 was $2,084,966 which amount was primarily attributable to the operating activities of our recently acquired subsidiary, WDS.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2005 were $1,772,834.

Interest Expense and Financing Costs

Interest expenses and financing costs for the year ended December 31, 2005 were $385,626 and was primarily attributable to our existing financing agreements with Cornell and Highgate.

Net Income and Net Loss

Our net loss for the year ended December 31, 2005 was $1,876,262, and our net loss for the twelve months ended December 31, 2004 was $72,040. The net loss incurred was due to the expenses and other factors described above.

Liquidity and Capital Resources

The Company had $649,628 in accounts payable and accrued expenses at December 31, 2005. In addition, the Company had $330,123 at December 31, 2005 relating to the current principal portion of long term debt that will require cash payments over the next 12 months. INSEQ intends to satisfy these amounts predominantly out of cash flows from its operations. The company had negative working capital of $1,1,764,920 at December 31, 2005, of which $1,764,920 related to convertible debentures due to Highgate House and Cornell Capital Partners. On February 2, 2006 the Company converted a portion of the convertible debentures into common stock and the remaining balance was assumed by GreenShift Corporation, INSEQ's controlling shareholder. See Note 11 to the financial statements for additional details.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                                                                                                           Page No
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm ....................................................13

Consolidated Balance Sheets ................................................................................14

Consolidated Statements of Operations ......................................................................15

Consolidated Statements of Stockholders' Equity ............................................................16

Consolidated Statements of Cash Flows ......................................................................17

Notes to Consolidated Financial Statements .................................................................18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FORM


To the Board of Directors and Stockholders
INSEQ Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of INSEQ Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (impairment) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of INSEQ Corporation and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 2 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (impairment) and cash flows for the year then ended have been restated.



                                   Rosenberg Rich Baker Berman & Company
                                   Rosenberg Rich Baker Berman & Company
                                   Bridgewater, New Jersey
                                   April 14, 2006


                       INSEQ CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 2005 AND DECEMBER 31, 2004

                                                                       Dec. 31, 2005  Dec. 31, 2004
ASSETS                                                                        (as restated)
                                                                       ----------------------------
Current assets:
     Cash ...........................................................   $   156,868    $      --
     Accounts receivable ............................................       192,348           --
   Costs and estimated earnings in excess of
       billings on uncompleted contracts ............................       485,596           --
     Material and supply inventory ..................................        58,426           --
     Prepaid expenses ...............................................        30,316           --
  Loans receivable - Related parties ................................         4,334           --
                                                                        -----------    -----------
         Total current assets .......................................       927,888           --
Net fixed assets ....................................................       811,565           --

Other Assets:
     Goodwill .......................................................     2,462,100           --
     License agreements .............................................       110,000           --
     Investment - Unconsolidated subsidiary .........................       265,000           --
     Deferred financing costs, net ..................................        83,653         78,248
     Website costs, net .............................................       235,128        295,160
                                                                        -----------    -----------
         Total other assets .........................................     3,155,881        373,408
                                                                        -----------    -----------
TOTAL ASSETS ........................................................   $ 4,895,334    $   373,408
                                                                        ===========    ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable and accrued expenses ..........................       649,628         54,314
     Convertible dentures, net of discount of $256,760 ..............     1,245,278           --
  Current
portion of mortgages and notes payable ..............................       330,123           --
     Investment payable .............................................       215,000           --
     Loans payable - Related parties ................................        76,426           --
     Billing in excess of costs and estimated earnings
       on uncompleted contracts .....................................       152,163           --
     Estimated losses on uncompleted contracts ......................        24,190           --
     Unearned revenue ...............................................          --              585
                                                                        -----------    -----------
         Total current liabilities ..................................     2,692,808         54,899

Long term liabilities
     Convertible debentures .........................................          --          716,031
     Mortgage and notes payable, net of current portion .............       895,948           --
     Redeemable preferred stock - Related party .....................          --        2,750,000
                                                                        -----------    -----------
         Total long term liabilities ................................       895,948      3,466,031
                                                                        -----------    -----------
TOTAL LIABILITIES ...................................................     3,588,756      3,520,930

Contingencies .......................................................          --             --

STOCKHOLDERS' EQUITY

 Preferred stock, $0.001 par value:
     Series A: 1,000,000 authorized, 1,000,000 issued and outstanding         1,000          1,000
     Series B: 275,000 authorized, 251,507 issued and outstanding ...           252           --
     Series C: 400,000 authorized, 400,000 issued and outstanding ...           400           --
Common stock, $0.001 par value, 5,000,000,000 authorized;
  1,261,216,878 issued and outstanding ..............................     1,261,217         88,232
Additional paid-in capital ..........................................     5,396,011        214,286
Subscription receivable .............................................       (25,000)
Accumulated deficit .................................................    (5,327,302)    (3,451,040)
                                                                        -----------    -----------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT) .............................     1,306,578     (3,147,522)
                                                                        -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ..........................   $ 4,895,334    $   373,408
                                                                        ===========    ===========

        The notes to the consolidated condensed financial statements are an integral part of these statements.


                       INSEQ CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

                                                         Twelve Months    Twelve Months
                                                            Ended            Ended
                                                         Dec. 31, 2005   Dec. 31, 2004
                                                                          (as restated)
                                                        -------------------------------

Revenues ............................................   $   2,427,196    $         585
Cost of revenues ....................................       2,084,966              325
                                                        -------------    -------------
     Gross profit ...................................         342,230              260

Operating expenses
     Selling, general and administrative expenses ...       1,772,834           50,260
     Amortization expense, intangible assets ........          60,032            5,003
                                                        -------------    -------------
         Total operating expenses ...................       1,832,866           55,263
                                                        -------------    -------------

Operating income (loss) .............................      (1,490,636)         (55,003)

Other expenses and financing costs
     Interest expense and financing costs ...........        (385,626)         (17,037)
                                                        -------------    -------------
     Other expense ..................................        (385,626)         (17,037)
                                                        -------------    -------------

Income (loss) before provision for income taxes .....      (1,876,262)         (72,040)

     Provision for income taxes .....................            --               --
                                                        -------------    -------------

Net income (loss) ...................................   $  (1,876,262)   $     (72,040)
                                                        =============    =============

Net income (loss) per common share, basic and diluted   $       (0.00)   $       (0.00)
                                                        =============    =============

Weighted average of shares of common stock
  Outstanding, basic and diluted ....................     794,114,168      106,815,728
                                                        =============    =============



        The notes to the consolidated condensed financial statements are an integral part of these statements.

                       INSEQ CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE YEARS ENDED DECEMBER 31, 2004 (AS RESTATED) AND DECEMBER 31, 2005


                               Series A                 Series B                 Series C
                            Preferred Stock          Preferred Stock           Preferred Stock
                         ----------------------    ---------------------    ----------------------
                          Shares       Amount       Shares      Amount       Shares       Amount
                          ------       ------       ------      ------       ------       ------

Balance at 8/23/04 ....        --       --            --          --             --          --


Issuance of preferred
shares ................   1,000,000    1,000          --          --             --          --
Value of beneficial
conversion feature on
convertible debt ......        --       --            --          --             --          --
Acquisition of
intangible assets .....        --       --            --          --             --          --
Effect of merger and
recapitalization ......        --       --            --          --             --          --
Net loss ..............        --       --            --          --             --          --
                          --------   -------      --------     --------      --------   ---------
Balance at 12/31/04 ...   1,000,000    1,000          --          --             --          --
                          =========  =======      ========     ========      ========   =========

Issuance of Series B
Preferred Stock .......        --       --     251,507    252     --             --          --
Issuance of Series C
Preferred Stock .......        --       --        --      --    400,000         400          --
Conversion of
debentures to common
stock .................        --       --        --      --      --             --          --
Issuance of common
stock for acquisition
of SRTI ...............        --       --        --      --      --             --          --
Issuance of stock
options
    Officers ..........        --       --        --      --      --             --          --
    Highgate House, LLC        --       --        --      --      --             --          --
Beneficial interest in
equity issued under
convertible
debentures, net .......        --       --        --      --      --             --          --
Contribution of AirCycle investment by
GreenShift Corporation         --       --        --      --      --             --          --
Exercise of stock
options ...............        --       --        --      --      --             --          --
Issuance of stock for
compensation ..........        --       --        --      --      --             --          --
Cancellation of common
shares by officer .....        --       --        --      --      --             --          --
Net loss ..............        --       --        --      --      --             --          --
                          ---------   ------   -------   ----   --------     ---------  ----------

Balance at 12/31/05 ...   1,000,000   $1,000   251,507   $252   400,000         400    1,261,216,878
                          =========   ======   =======   ====   ========        ===   ==============


                                                           Stock                         Total
                                                        Subscription  Paid In      Accumulated Stockholders'
                                  Common Stock           Receivable   Capital          Deficit     Deficit
                             ----------------------     ---------------------       ----------------------
                               Shares       Amount       Shares      Amount          Shares       Amount
                               ------       ------       ------      ------          ------       ------

Balance at 8/23/04 ....          --            --           --            --            --            --

Issuance of preferred
shares ................          --            --           --            --            --           1,000
Value of beneficial
conversion feature on
convertible debt ......          --            --           --         214,286          --         214,826
Acquisition of
intangible assets .....          --            --           --            --       2,449,837    (2,449,837)
Effect of merger and
recapitalization ......      88,232,363       88,232        --            --        (929,163)     (840,931)
Net loss ..............          --            --           --            --         (72,040)      (72,040)
                            -----------    ---------    ---------   -----------    ----------    ----------

Balance at 12/31/04 ...      88,232,363       88,232         --         214,286    (3,451,040)   (3,147,522)
                          =============    =========    =========   ===========    ==========    ==========

Issuance of Series B
Preferred Stock .......            --           --           --       2,514,817          --       2,515,069
Issuance of Series C
Preferred Stock .......            --           --                      399,600          --         400,000
Conversion of
debentures to common
stock .................      47,951,907       47,952         --           6,413          --          54,365
Issuance of common
stock for acquisition
of SRTI ...............     434,782,608      434,783         --       1,521,738          --       1,956,521
Issuance of stock
options
    Officers ..........            --           --           --         172,933          --         172,933
    Highgate House, LLC            --           --           --         176,485          --         176,485
Beneficial interest in
equity issued under
convertible
debentures, net .......            --           --           --          36,489          --          36,489
Contribution of Air
Cycle investment by
GreenShift Corporation             --           --           --          50,000          --          50,000
Exercise of stock
options ...............      50,000,000       50,000    -(25,000)       (25,000)         --            --
Issuance of stock for
compensation ..........     690,250,000      690,250         --         278,250          --         968,500
Cancellation of common
shares by officer .....     (50,000,000)     (50,000)        --          50,000          --            --
Net loss ..............            --           --           --            --      (1,876,262)   (1,876,262)
                          -------------    ---------    ---------   -----------    ----------    ----------

Balance at 12/31/05 ...   $   1,261,217    $ (25,000)   5,396,011   $(5,327,302)    1,306,578             $
                          =============    =========    =========   ===========    ==========    ==========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                       INSEQ CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                       Dec. 31,       Dec. 31,
                                                                        2005           2004
                                                                           (as restated)
                                                                       ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...........................................................   $(1,876,262)   $(720,040)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Amortization of website costs .................................        60,032        5,003
     Amortization of deferred financing costs ......................        62,595        3,402
     Depreciation expense ..........................................        52,738         --
     Amortization of debt discounts ................................       161,374        8,736
     Stock based compensation ......................................     1,141,433         --
Changes in assets and liabilities:
     Decrease in accounts receivable ...............................       473,377         --
     Decrease in inventory .........................................         5,690
     Increase in costs and estimated earnings in
       excess of billings on uncompleted contracts .................      (322,853)        --
     Increase in prepaid expenses ..................................       (14,731)        --
     Increase in deferred financing costs ..........................       (68,000)        --
     Increase in accounts payable and accrued expenses .............      (223,109)      54,314
     Increase in accrued interest ..................................        20,212
     Increase in billings in excess of costs and estimated
       earnings on uncompleted contracts ...........................        26,037         --
     Increase in estimated losses on contracts in progress .........        24,190         --
     Decrease in deferred revenue ..................................          (585)         585
                                                                       -----------    ---------
         Net cash used in operating activities .....................      (477,862)         -0-

CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash acquired from purchase of subsidiaries ...............       277,824         --
     Purchase of  equipment ........................................       (71,196)        --
                                                                       -----------    ---------
         Net cash provided by investing activities .................       206,628          -0-

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible debt ....................       615,000      414,000
     Repayment of convertible debt .................................          --       (414,000)
     Proceeds from notes payable ...................................       176,852         --
     Repayments of notes payable ...................................      (150,912)        --
     Loans from related parties ....................................        22,092         --
     Redemption of preferred stock .................................      (234,930)        --
                                                                       -----------    ---------
         Net cash provided by financing activities .................       428,102         --

     Increase in cash ..............................................       156,868         --
     Cash at beginning of period ...................................          --           --
                                                                       -----------    ---------
     Cash at end of period .........................................   $   156,868    $    --
                                                                       ===========    =========

SUPPLEMENTAL STATEMENT OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued interest to convertible debenture ............        20,212         --
                                                                       ===========    =========
Conversion of debenture into common stock ..........................        54,365         --
                                                                       ===========    =========
Subscription receivable from exercise of options ...................        25,000         --
                                                                       ===========    =========
Issuance of stock options for financing fees .......................       176,485         --
                                                                       ===========    =========
Conversion of redeemable preferred stock into Series B preferred ...     2,515,069         --
                                                                       ===========    =========
Issuance of preferred Series C stock for convertible debt assumption       400,000         --
Issuance of common shares for acquisition of SRTI ..................     1,956,521         --
                                                                       ===========    =========
Increase in additional paid in capital for investment in
     unconsolidated subsidiary .....................................        50,000         --
                                                                       ===========    =========
Value of beneficial conversion feature on convertible debt .........       186,447      214,026
                                                                       ===========    =========
Value of warrants issued with convertible debenture ................       144,448         --
                                                                       ===========    =========

       The notes to the consolidated condensed financial statements are an integral part of these statements.

                       INSEQ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

THE COMPANY

INSEQ Corporation (the "Company") is a holding company that is the successor by merger to the company known as Incode Technologies Corporation. INSEQ's business model is to facilitate the efficient utilization of primary and secondary commodities including metals, chemicals, fuels and plastics.

PRINCIPLES OF CONSIOLIDATION

The Company currently has two wholly owned operating subsidiaries - Warnecke Design Services, Inc., and Warnecke Rentals, LLC (collectively, "WDS"). We acquired WDS on May 27, 2005 in return for $50,000 in cash and a $350,000 convertible demand note. WDS is a specialty metal manufacturer that produces customized automation and processing equipment for an array of industries and provides design, development, manufacturing, installation and maintenance services for its clients. WDS' customers include electronics, automotive, plastics and other manufacturers, including several Fortune 500 companies.

On September 15, 2005, the Company acquired 1,000 shares (or 100% of outstanding shares of Common stock) of Separation and Recovery Technologies, Inc. ("SRT"), in exchange for 434,782,608 unregistered shares of common stock of INSEQ in a tax-free stock-for-stock exchange. SRT's financial statements are included in the Company's consolidated financial statements from the date of acquisition. SRT did not have any operations since its acquisition on September 15, 2005.

SRT holds certain exclusive rights to a new patented technology for the separation of plastics from solid wastes and non-exclusive rights to the technology for the separation of plastics from electronic equipment and white appliances. The new technology was developed by Argonne National Laboratory under a contract with the U.S. Department of Energy.

On December 21, 2005, the Company acquired 1,500 shares (or 30% of the fully diluted capital stock) of Aircycle Corporation from GreenShift Corporation in exchange for 10% of INSEQ's fully diluted capital stock. The Company accounts for this investment using the equity method of accounting.

Aircycle offers recycling services and transportation throughout North America to assist facilities in the proper disposal of lamps, ballasts, batteries, and computer hardware.

The Company holds two additional subsidiaries: Incode Corporation, and Intrance Corporation, the latter being a holding company through which Incode had administered its online dating businesses. These businesses are not currently generating any revenue and the Company's current plan is to use the underlying technologies of these businesses to enhance the development of its secondary commodities trading platform and then sell these former businesses to a strategic company and/or service as the Company focuses on the development of its secondary commodities trading portal and the above mentioned business development activities.

The accompanying consolidated financial statements include all accounts of INSEQ Corporation, Warnecke Design Services, Inc., Warnecke Rentals, LLC, and Separation and Recovery Technologies, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $1,872,262 during the year ended December 31, 2005, and had an accumulated deficit and negative cash flow from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

                       INSEQ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company follows the percentage-of-completion method of accounting for contracts for which the outcomes can be reliably estimated. Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repairs and depreciation. Revenue on such contracts is determined by reference to stage of completion. Revenue on long-term contracts is for which the outcomes cannot be estimated reliably at the outset is recognized to the extent that costs incurred are deemed recoverable.

The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts invoiced. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents invoices in excess of revenues recognized.

INVENTORIES

Material and supply inventory represents raw materials on hand to be used for the production of products and equipment for sale. Inventory is recorded at the lower of cost or market.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, the costs of plant and equipment are depreciated over the estimated useful lives of the assets, which range from three to five years for equipment, and 40 years for real estate, using the straight-line method.

LONG LIVED ASSETS

The Company evaluates its long-lived assets for financial impairment, and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. There were no impairments for the year ended December 31, 2005.

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

                       INSEQ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

For the year ended December 31, 2005, the Company's two largest customers accounted for 24.5% and 24.4% of the Company's net revenues. No other customer accounted for more than 10% of net revenues.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet as of December 31, 2004 for cash equivalents and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

WARRANTY RESERVE

WDS warranties its equipment for defects in design, materials, and workmanship generally for a period 12 months from date placed in service. Provision for estimated warranty costs is recorded as incurred and is included in cost of goods sold. There were no estimated warranty liabilities as of December 31, 2005 and December 31, 2004.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is evaluated annually for impairment. Indefinite-lived intangibles are not amortized, but are evaluated annually for impairment. Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

EARNINGS (LOSS) PER SHARE

Earnings (Loss) per common share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share. Potential future dilutive securities include approximately 1,500,000,000 shares issuable under outstanding warrants and debt conversions as of December 31, 2005.

                       INSEQ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation", Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. As required by Statement No. 123 the Company accounts for stock issued for services to non-employees by reference to the fair market value of the Company's stock on the date of issuance as it is the more readily determinable value.

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs paid to our warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement is not anticipated to have a material effect on the Company's results of operations.

In December 2004, the FASB issued FASB statement No. 153 ("SFAS 153"). SFAS 153 addresses accounting for non-monetary transactions. This statement is not anticipated to have a material effect on the Company's results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows". This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This statement is not anticipated to have a material effect on the Company's results of operations.

In June, 2005, the Financial Accounting Standards Board (FASB) has issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. This statement will improve financial reporting because its requirements will enhance the consistency of financial information between periods.

NOTE 4 - ACQUISITIONS

WARNECKE

On June 1, 2005, the Company completed its acquisition of Warnecke Design Service, Inc., and Warnecke Rentals, L.L.C., for $489,904, $89,904 was paid in cash and $400,000 was paid by Greenshift Corporation in exchange for 400,000 Series C Preferred Shares. Greenshift Corporation owns 80% of the fully diluted capital stock of the Company. Warnecke, located in Ottoville, Ohio, is a specialty metal manufacturer that produces equipment for an array of industries and provides design, development, manufacturing, installation and maintenance services for its clients. Warnecke's customers include electronics, automotive, plastics and other manufacturers, including several Fortune 500 companies.

The transaction was accounted for as an acquisition under the purchase method of accounting in accordance with Statement of Accounting Standards No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired by the company in connection with the transaction, based on their fair values as of the completion of the transaction. The excess cost over the net tangible and identifiable intangible assets is allocated to goodwill. The purchase allocation was recorded as follows:

                       INSEQ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACQUISITIONS (CONTINUED)

Cash ...................................        77,728
Accounts Receivable ....................       665,725
Costs and Earnings in Excess of Billings       162,743
Inventory ..............................        64,116
Prepaid Expenses .......................        15,585
Property and Equipment .................       793,107
Goodwill ...............................       905,579
Accounts Payable .......................      (818,422)
Notes Payable ..........................    (1,200,131)
Loans Payable ..........................       (50,000)
Billings in excess of earnings .........      (126,126)
                                           -----------
Total Purchase Price ...................   $   489,904
                                           ===========

SEPARATION AND RECOVERY TECHNOLOGIES, INC.

On September 15, 2005 the Company acquired 1,000 shares (or 100% of the outstanding shares of common stock) of Separation and Recovery Technologies, Inc. ("SRT"), in exchange for 434,782,608 unregistered shares of common stock of INSEQ in a tax-free stock-for-stock exchange. SRT holds certain exclusive rights to a new patented technology for the separation of plastics from solid wastes and non-exclusive rights to the technology for the separation of plastics from electronic equipment and white appliances. The new technology was developed by Argonne National Laboratory under a contract with the U.S. Department of Energy. The transaction was accounted for as an acquisition under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired by the company in connection with the transaction, based on their fair values as of the completion of the transaction. The excess cost over the net tangible and identifiable intangible assets is allocated to goodwill. The purchase allocation was recorded as follows:

Cash ................   $  290,000
Prepaid Consulting ..       15,000
License .............       95,000
Goodwill ............    1,556,521
                        ----------
 Total Purchase Price   $1,956,521
                        ==========

AIR CYCLE CORPORATION On December 21, 2005 INSEQ acquired GreenShift's 30% stake in Air Cycle Corporation in return for 10% of INSEQ's fully diluted capital stock, which was executed by amending GreenShift's dilution protection agreement with INSEQ from 70% to 80%. The purchase price for the acquisition of Aircycle Corporation by Greenshift Corporation ("Greenshift") was $265,000 ($50,000 in cash and $215,000 payable). Immediately following Greenshift's acquisition of Aircycle Corporation, Greenshift transferred it's ownership to the Company. The Company recorded an investment in Aircycle Corporation at Greenshift's cost of $265,000, an investment payable of $215,000 and a $50,000 increase in paid-in capital. The investment payable is due according to the following schedule: (a) $50,000 on or before January 15, 2006, (b) $50,000 on or before February 15, 2006, (c) $50,000 on or before March 15, 2006, and (d) $65,000 on or before
April 15, 2006. Aircycle offers recycling services and transportation throughout North America to assist facilities in the proper disposal of lamps, ballasts, batteries, and computer hardware. The Company accounts for the investment in Air Cycle using the equity method of accounting.

EFFECTIVENESS OF REINCORPORATION MERGER

The Company's reincorporation merger with Incode Technologies Corporation became effective July 13, 2005. The purpose of this transaction was to (1) change the name of the Company to "INSEQ Corporation," (2) increase the authorized common shares from 2,000,000,000 to 5,000,000,000, and (3) change the Company's state of incorporation from Nevada to Delaware. The Company commenced trading on July 15, 2005, on the OTC Bulletin Board maintained by the NASD under its new symbol INSQ.

The results of operations for the acquired entities are included from the June 1, 2005 for Warnecke and from September 15, 2005 for SRTI in the consolidated statement of operations. The following pro forma results for the year ended December 31, 2005 are presented as if the acquisition was made on January 1, 2005, for the year ended.

                        2005            2004
                      --------       ---------
Net Sales ........   $ 4,705,410    $ 5,047,672
Net Loss .........    (1,619,896)      (757,234)
Net Loss per Share         (0.00)         (0.01)

                       INSEQ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2005:


Land and Building ...........   $ 540,000
Equipment ...................     152,262
Vehicle .....................       7,000
Computer Equipment ..........      93,374
Leasehold Improvements ......      71,667
                                ---------
                                  864,303
Less Accumulated Depreciation     (52,738)
                                ---------

Net Fixed Assets ............   $ 811,565
                                =========

Depreciation expense charged to operations was $52,738 for the year ended December 31, 2005.

NOTE 6 - COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

Following is a summary of costs, billings, and estimated earnings on contracts in progress as of December 31, 2005 accounted for under the percentage of completion method of accounting.


Cost incurred on contracts in progress   $ 5,065,263
Estimated earnings (losses) ..........      (136,361)
                                         -----------
                                         -----------
                                           4,928,902
Less billings to date ................     4,595,469
                                         -----------
                                         -----------
                                         $   333,433
                                         ===========

The above accounts are shown in the accompanying consolidated balance sheets under these captions at December 31, 2005.


Costs and estimated earnings in excess of
 billings on uncompleted contracts                      $ 485,596

Billings in excess of costs and estimated
 earnings on uncompleted contracts                       (152,163)
                                                        ---------
                                                        $ 333,433
                                                        =========

NOTE 7 - CONVERTIBLE DEBENTURES

CORNELL DEBENTURE

In January, 2004, BIB Holdings, Ltd., the predecessor to Incode Technologies Corporation ("Incode"), our immediate predecessor, entered into a Securities Purchase Agreement with Cornell Capital Partners for the sale of $1,200,000 in convertible debentures (the "Cornell Debenture"). The debentures issued pursuant to the Cornell Agreement accrue interest at 5% per annum, mature three years from the date of issuance, and are convertible into the Company's common stock, at the investor's option at the lower of $0.204 or eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date. The balance at December 31, 2005 and December 31, 2004 was $421,321. There have been no conversions during the twelve months ended December 31, 2005.

HIGHGATE DEBENTURES

On November 23, 2004, the Company entered into a Convertible Debenture Purchase Agreement pursuant to which the Company issued convertible debentures to Highgate House Funds, Ltd., that as of December 31, 2004, had a principal balance of $500,000. During the year ended December 31, 2005, the Company issued an additional $330,000 debenture and the debenture holder converted $54,365 into 47,951,907 shares of the Company's common stock. Effective June 1, 2005, the Company entered into an Amended and Restated Securities Purchase Agreement with Highgate whereby the outstanding principal balance of $775,635 and accrued interest of $20,082 were exchanged for a convertible debenture in the amount of $795,717. A loss of $2,905 was recorded n this exchange. The debentures issued pursuant to this agreement bear annual interest at 10%, mature two years from the date of issuance, and are convertible into the Company's common stock at a fixed conversion price of $0.001 per share. The outstanding balance on these debentures at December 31, 2005 and December 31, 2004 was $795,717 and $500,000, respectively.

                       INSEQ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE DEBENTURES (CONTINUED)

Due to the convertible nature of the $795,717 convertible debenture, the Company recorded a charge due to a beneficial conversion feature of $79,572 in accordance with EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments". The value of the beneficial conversion feature was measured using the intrinsic value and is being amortized to interest expense over the life of the debenture. The amount amortized to interest expense in 2005 was $23,212. The unamortized discount at December 31, 2005 is $56,360.

The $795,717 debenture was also issued with 300,000,000 warrants. The warrants have been valued on a Black-Scholes calculation using the following assumptions:

Fair market value of stock   $     0.001
Exercise price ...........   $     0.003
Dividend yield ...........         0.00%
Risk free interest rate ..         2.00%
Expected volatility ......           69%
Expected life ............      10 years

In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the proceeds of the $795,717 convertible debenture have been allocated to the convertible debt and warrants based on their relative fair values. The issuance of the warrants resulted in a discount to the convertible debenture of $144,448 and is being amortized to interest expense over the life of the debenture. The amount amortized to interest expense in 2005 was $24,075. The unamortized discount at December 31, 2005 is $120,373.

Effective July 7, 2005, INSEQ entered into Securities Purchase Agreement, with Highgate House Fund, Ltd., for the sale of $285,000 in convertible debentures. The debentures issued pursuant to this agreement bear annual interest at 10%, mature two years from the date of issuance, and are convertible into the Company's common stock a fixed conversion price of $0.004 per share.

Due to the convertible nature of the $285,000 convertible debenture, the Company recorded a charge due to a beneficial conversion feature of $106,875 in accordance with EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments". The value of the beneficial conversion feature was measured using the intrinsic value and is being amortized to interest expense over the life of the debenture. The amount amortized to interest expense in 2005 was $26,717. The unamortized discount at December 31, 2005 is $80,027.

The principal and interest on both the Cornell Debenture and the Highgate Debenture may be converted by the holder into shares of INSEQ common stock. If any portion of either debenture remains outstanding the maturity date of each debenture, INSEQ must either pay the principal and accrued interest or convert same into shares of common stock at the fixed conversion price of $0.001 and $0.004 per share for the June 1, 2005 and the July 7, 2005 debenture, respectively. INSEQ's obligations under the debentures are secured by a pledge of all of INSEQ's assets.

                       INSEQ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT

Following is a summary of long-term debt at December 31, 2005:
Note payable at 7% interest with the principal
and interest due May 8, 2006.  This note is personally
guaranteed by the president of Warnecke Design, Inc. .......................   $   104,152

Note payable at 3.5% interest, due in monthly installments of $941 including interest through February 1, 2010. This note is secured by a second lien on property with a book
value of $533,309  .........................................................        42,077

Note payable at 7% interest, due in annual installments
of $150,000 every January.  Interest is payable monthly.  The note is secured by a mortgage on property with a book value of $533,309 and guaranteed by the president of Warnecke Design, Inc. ...................
Subsequent to the year ended December 31, 2005, this note
was in default when the January 2006 payment was not made ..................
There is no default penalty per the agreement and the note
holder agreed to extend the January 2006 payment until
June 2006  .................................................................       595,937

10% installment loan payable in monthly installments of
$2,971 including interest.  Secured by equipment with a
book value of $61,106  .....................................................        59,600

5.22% installment loan due in monthly installments
of $922 including interest .................................................        29,778

7.99% installment loan due in monthly installments
of $317 including interest .................................................         5,912

Mortgage payable at 4% interest due in monthly installments
of $1,849 including interest through 2018.  The mortgage
is secured by the property with a book value of $533,309  ..................       169,489

Mortgage payable at 5% interest due in monthly installments
of $1,224 including interest through 2023.  The mortgage
is secured by property with a book value of $533,309  ......................       219,126
                                                                               -----------
                                                                                 1,226,071
Less Current Maturities ....................................................      (330,123)
                                                                               -----------
Long-term Debt, net of Current Maturities ..................................   $   859,948
                                                                               ===========

Following are maturities of long-term for each of the next five years:

      2006                       330,123
      2007                       224,736
      2008                       188,496
      2009                       179,851
      2010                        23,848
Thereafter                       243,017
                              ----------
                              $1,190,071

                   INSEQ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

Kevin Kreisler, INSEQ's chairman, is also the chairman and chief executive officer of GreenShift Corporation ("GreenShift"). James Grainer, INSEQ's president and chief financial officer, is the president and chief financial officer of GreenShift. GreenShift owns 80% of the fully diluted capital stock of INSEQ and provides management services to INSEQ. About 80% of the capital stock of GreenShift is held by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.

During the year ended December 31, 2005, INSEQ paid $150,000 in management fees to GreenShift for GreenShift's provision of management and other services. Additionally, for their services, Mr. Kreisler and Mr. Grainer each received 150,000,000 options exercisable at $0.001 per share.

During the year ended December 31, 2005, INSEQ's chairman advanced $43,085 to INSEQ for working capital. The advances, of which $21,659 was repaid, are unsecured and accrue interest at 8%. As of December 31, 2005, outstanding advances form INSEQ's chairman were $21,426.

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

During 2004, INSEQ issued 1000 shares of common and 1,000,000 of Series A Preferred Stock to Incandent Capital, LLC ("Incandent") in conjunction with the acquisition of Incode Corporation by BIB Holdings, Ltd., the predecessor to Incode Technologies Corporation ("Incode"), our immediate predecessor. INSEQ's chairman is the sole member of Incandent. On April 1, 2005, Mr. Kreisler, through Incandent, made a capital contribution of its 1,000,000 shares of INSEQ's Series A Preferred Stock to GreenShift in connection with GreenShift's initiation of operations as a regulated investment company under the Investment Company Act of 1940.

In connection with the April 1, 2005 transfer, and in consideration for the February 2005 agreement by INSEQ's chairman to guaranty repayment of the Highgate Debentures, the Board of Directors of INSEQ amended the terms of the Series A Preferred Stock. The Series A Preferred Stock was amended to be convertible into 875 shares of INSEQ's common stock with a provision that adjusts this conversion ratio so that the Series A Preferred Stock will be convertible into 70% of the common shares outstanding upon conversion. The holder of each share of Series A Preferred Stock is entitled to cast the same number of votes at a meeting of shareholders as equals the number of common shares into which the Preferred share could be converted.

On June 1, 2005, GreenShift provided INSEQ with bridge financing of $50,000 to assist INSEQ with its completion of its acquisition of Warnecke Design Services, Inc. ("Warnecke"). INSEQ had been unable to secure suitable financing due to INSEQ's debentures with Cornell and Highgate ($850,000 of which debentures relate back to the operations of BIB Holdings, Ltd.). To rectify this situation, GreenShift provided the bridge financing to INSEQ which INSEQ then used to close the Warnecke acquisition in conjunction with the issuance by INSEQ to Warnecke of a note for $350,000 bearing a term of 30 days and an interest rate of 6% (the "WDS Note"). GreenShift then assumed and paid off the WDS Note in return for 400,000 shares of Series C Preferred Stock in INSEQ with a face value of $400,000 and an 8% coupon.

In consideration of the bridge financing and the assumption and conversion of the WDS Note by GreenShift, INSEQ agreed to amend its Series A Preferred Stock to allow for conversion at any time and, in the event of full conversion, to provide GreenShift with ongoing dilution protections equivalent to those granted under the Series A Preferred Stock Certificate of Designations, as amended, that act to at all times maintain GreenShift's common holdings in INSEQ equal to 70% of the fully diluted capital stock of INSEQ.

During 2004, INSEQ's subsidiary, Intrance Corporation, issued 275,000 shares of a Series A Preferred Stock to Candent Corporation in consideration for INSEQ's acquisition of certain assets from Candent. On March 31, 2005, these shares, net of 23,493 preferred shares redeemed for $234,930 in March 2005, were exchanged for shares of INSEQ's Series B Preferred Stock that may be converted after April 1, 2008 into 77 shares of the Company's common stock with a provision that adjusts this conversion ratio the so that the Series B Preferred Stock will be convertible into 4.95% of the common shares outstanding upon conversion. The Series B Preferred Stock is also subject to adjustment as necessary so that the market value of the common shares into which the Series B Preferred Stock is convertible is no less than $2,515,070. Effective June 30, 2005, the Series B Preferred Stock was amended to provide for the final conversion and elimination of all these adjustment provisions on December 31, 2005. The holder of each share of Series B Preferred Stock is entitled to cast at any shareholders meeting the number of votes that equals the number of common shares into which the Series B share could be converted. The president of Candent Corporation is the wife of INSEQ's chairman. The stock of Candent Corporation is held in trust for the benefit of its president.

On December 21, 2005 INSEQ acquired GreenShift's 30% stake in Air Cycle Corporation in return for 10% of INSEQ's fully diluted capital stock, which was executed by amending GreenShift's dilution protection agreement with INSEQ from 70% to 80%.

                       INSEQ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended December 31, 2005, Lawrence Kreisler, the father of the Company's CEO, exercised 50,000,000 options with exercise price of $0.0005 in exchange for a subscription receivable of $25,000.

INSEQ entered into an "IT Services Agreement" with Candent Corporation dated January 2, 2005, and amended March 31, 2005, for the provision of technical and customer service support for INSEQ. The agreement called for INSEQ to issue to Candent $50,000 in cash or stock in payment for services provided during the first quarter 2005. The IT Services Agreement also calls for ongoing services relative to the development of INSEQ's secondary commodities trading platform at the annualized rate of $100,000. The president of Candent is the spouse of INSEQ's chairman. 150,000,000 shares were issued to Candent at an average price of $0.0007 per share for services rendered in prior periods and during 2005. Additionally, 150,000,000 performance-based options exercisable at $0.001 per share were issued to Candent in April 2005. These options will vest in connection with the successful launch by INSEQ of its new secondary commodities trading platform.

During June 2005, WDS' president advanced $50,000 to WDS, which loan was unsecured and is due in full on demand along with interest accruing at 6% per annum.

During the year ended December 31, 2005, GreenShift Corporation advanced $141,438 to INSEQ for operating expenses and INSEQ repaid $145,772 to GreenShift, resulting in a balance due from GreenShift of $4,334. This advance is unsecured, bears interest at 6% and is considered payable on demand.

NOTE 10 - INCOME TAXES

INSEQ Corporation has incurred losses, which have generated net operating loss carryforwards for INSEQ as of December 31, 2005. These loss carryforwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2005 and 2004, INSEQ'S effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. The provision for income taxes for the years ended December 31, 2005 and 2004 consisted of state income tax provisions. Deferred tax assets are as follows:

                                   12/31/2005   12/31/2004
                                   ----------   ----------

Deferred Tax Asset:

Net operating loss carryforwards   $ 690,557    $ 26,000
                                   ---------    --------

Total deferred tax assets ......     690,557      26,000
Less: Valuation allowance ......    (690,557)    (26,000)
                                   ---------    --------

Net deferred tax asset .........   $    --      $   --
                                   =========    ========

INSEQ has federal net operating loss carry-forwards of approximately $1,726,400 which expire through December 31, 2025.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

MINIMUM ANNUAL ROYALTIES

On September 15, 2005 the Company acquired 1,000 shares (or 100% of the outstanding shares of common stock) of Separation and Recovery Technologies, Inc. ("SRT"). SRT is party to a license agreement with Argonne National Laboratory under which SRT has exclusive rights to patented technologies for the preferential separation of plastics from mixed waste streams. The license agreement requires royalties and fees to Argonne including the following minimum annual royalties:

        Year                  Minimum Royalties
        ----                  -----------------
        2006                        $     0
        2007                        $15,000
        2008                        $25,000
        2009                        $55,000
        2010                        $75,000
        2011                       $100,000

                       INSEQ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - SUBSEQUENT EVENTS

CONVERTIBLE DEBENTURES

On February 2, 2006, Greenshift Corporation, INSEQ's controlling shareholder, agreed to assume the Convertible Debentures that INSEQ had issued to Highgate House Funds, Ltd., in the amount of $1,150,369, which includes accrued interest of $89,734. Highgate House Funds, Ltd. released INSEQ from all liability under the Debentures.

Additionally, on February 2, 2006, Cornell Capital Partners, LP, converted $404,139 of debt into common stock. The amount converted equaled the entirety of the principal and accrued interest on the Convertible Debenture issued by INSEQ to Cornell.

The completion of the above described transactions resulted in the conversion of all of INSEQ's outstanding convertible debt with Cornell and Highgate, and the reduction of INSEQ's debt by a total of $1,554,508.

SERIES B PREFERRED STOCK

On March 13, 2006 Candent Corporation surrendered to INSEQ 251,507 shares of Series B Preferred Stock that INSEQ issued to Candent Corporation in 2004. The 251,507 shares represented all of the outstanding shares of Series B Preferred Stock. The Series B Preferred Stock was convertible into 4.95% of the outstanding INSEQ common stock, and the holder had the right to receive additional shares until the market value of the INSEQ shares received on conversion totaled $2,750,000. Candent surrendered the shares in response to the decision by INSEQ management to terminate the business operations that INSEQ acquired from Candent in exchange for the Series B preferred shares.

APPOINTMENT OF PRINCIPAL OFFICERS

On March 13, 2006 the Board of Directors of INSEQ Corporation elected Kevin Kreisler to serve as INSEQ's Chief Executive Officer. Mr. Kreisler has been the Chairman of the Board of INSEQ since March 2005. James Grainer, who had been INSEQ's Chief Executive Officer, will remain the Chief Financial Officer.

NOTE 13 - RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2004. The restated financial results reflect prior period adjustments to correct accounting treatment and other errors, as follows:

During 2005, the Company determined that it had not properly accounted for an embedded beneficial conversion feature related to the issuance of the Cornell Debentures in January 2004. The beneficial conversion feature of $214,026 is amortized over the term of the debenture, resulting in a $205,290 debt discount as of December 31, 2004 and a reduction of interest expense of an equal amount in 2004.

During 2005, the Company determined an error was made in determining the opening balance of equity upon the merger and recapitalization in 2004. The beginning balance of common stock as of August 23, 2004 was determined to be $88,232, resulting in an adjustment of $129,011.

The impact of these adjustments of the Company's financial results as originally reported is summarized below:

        Year Ended December 31, 2004:
                                               As Reported      As Restated
                                               -----------      -----------
Convertible Debt, net of discount of $205,290   $ 921,321      $   716,031
Common Stock ................................   $ 217,243      $    88,232
Accumulated Deficit ......................... $(3,785,341)     $(3,451,040)
Net loss ....................................    (277,330)         (72,040)
Net loss per common share ...................   $   (0.00)     $     (0.00)


                       INSEQ CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - OPTIONS AND WARRANTS

The following is a table of stock options and warrants outstanding as of December 31, 2004 and December 31, 2005

                                                  Number of Shares  Weighted Average Exercise
                                                                           Price
                                                 ---------------------------------------------

Outstanding at December 31, 2003 .............               --          $  --
   Granted at fair value .....................               --             --
   Forfeited .................................               --             --
   Exercised .................................               --             --
                                                      -----------        -------
Outstanding at December 31, 2004 .............               --          $  --
   Granted at fair value .....................        637,500,000         .00029
   Forfeited .................................               --             --
   Exercised .................................         50,000,000)        .0005
                                                      -----------        -------
Outstanding at December 31, 2005 .............        587,000,000        $.00031


Summarized information about INSEQ's stock options outstanding at December 31, 2005 is as follows:

          Exercise Prices              Number of         Weighted         Weighted                    Exercisable
                                                         Average
                                        Options         Remaining         Average        Number of Options     Weighted Average
                                      Outstanding    Contractual Life  Exercise Price                           Exercise Price
----------------------------------------------------------------------------------------------------------------------------------
$0.0001                                  337,500,000             9.00           0.0001         337,500,000                 0.0001
$0.0005                                  250,000,000             9.00           0.0005         250,000,000                 0.0005
                                    -----------------                                  --------------------
                                         587,500,000                                           587,500,000

Options exercisable at December 31, 2005 were 587,500,000, with a weighted average exercise price of $0.00031 per share. The fair value of each option granted during 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                  2005
                                                              --------------
Dividend yield                                                     --
Expected volatility                                                69%
Risk-free interest rate                                             2%
Expected life                                                   10 yrs.

                       INSEQ CORPORATION AND SUBSIDIARIES

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

                       INSEQ CORPORATION AND SUBSIDIARIES
                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Name                      Age      Position
--------------------------------------------------------------------------------
Kevin Kreisler               33  Chairman, Chief Executive Officer

James Grainer                51  President, Chief Financial Officer, Director


Kevin Kreisler - Mr. Kreisler has over fifteen years of diversified business experience specifically including the operation of publicly-traded companies. Mr. Kreisler is currently the Chairman of the Board and Chief Executive Officer of GreenShift Corporation, and he serves as Chairman of the Board and Chief Executive Officer of Veridium Corporation, INSEQ Corporation, and General Ultrasonics Corporation. Mr. Kreisler is also Chairman of Enviro-Sciences Corporation, and a member of the board of directors of Ovation Products Corporation, Aerogel Composite, Inc., Sterling Planet, Inc., and TerraPass, Inc. Mr. Kreisler served as Veridium's vice-president from 1998 to 2000, president from 2000 to 2002, and chief executive officer from 2002 to February 2005. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.


James L. Grainer - Mr. Grainer has made his career in the fields of investment banking and financial management and accounting. Since December 2004 Mr. Grainer has served as the President and Chief Financial Officer of INSEQ Corporation. At the same time, beginning in October 2004, Mr. Grainer has served as the President and Chief Financial Officer of GreenShift Corporation, a publicly-held company business development company. From 2003 until June 2004, Mr. Grainer was the Chief Financial Officer of Polo Linen, where he was responsible for that company's financial management and was involved in all aspects of strategic management. From 2001 until 2003 Mr. Grainer was the Managing Director of Investment Banking and Head of the Investment Banking Group at Zanett Securities, a merchant banking firm located in New York City. From 1992 until 2001 Mr. Grainer was a Managing Director in the Investment Banking Group at Prudential Securities, where he served as a member of the Management Committee for the Prudential Securities Private Equity Fund and held other financial management positions. Prior to joining Prudential Securities, Mr. Grainer was employed as a Senior Manager by Deloitte & Touche, where he was actively involved in managing all aspects of Deloitte's tax practice. Mr. Grainer is licensed as a certified public accountant in the State of New York.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2005.

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth compensation information for INSEQ's executive officers during the years indicated as relevant. As of December 31, 2005, no executive officer held shares of exercisable options for INSEQ's Common Stock.

Name and Principal Position                 Annual Compensation              Long-term Compensation        All Other
                                                                                                        Compensation
---------------------------------------------------------------------------------------------------------------------
                  Year Salary Bonus Other Securities Underlying
                                                                            Options Granted (shares)
---------------------------------------------------------------------------------------------------------------------
Kevin Kreisler                      2005  $      --  $      --    $    --                150,000,000       $     --
Chairman and Chief Executive Officer2004         --         --         --                        --              --
                                    2003         --         --         --                        --              --

James Grainer                       2005         --         --         --                150,000,000             --
Chief Financial Officer             2004         --         --         --                        --              --
                                    2003         --         --         --                        --              --

EMPLOYMENT AGREEMENTS

Incode's relationships with its officers are on an at-will basis.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for out-of-pocket expenses incurred on our behalf, but receive no additional compensation for service as directors.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the "beneficial ownership" of the Company's Common Stock as of March 30, 2006 by each of the Company's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. On March 30, 2006 there were 367,243,231 shares of BIB's common stock issued and outstanding as well as 1,000,000 shares of Series A Preferred Stock convertible into 200,000,000 common shares. The following table sets forth the number of the Company's shares beneficially owned by each person who, as of the closing, will own beneficially more than 5% of either class of the Company's voting stock, as well as the ownership of such shares by each director of the Company and the shares beneficially owned by the new directors as a group.

Name and Address of Beneficial Owner          Amount and Nature of Beneficial Ownership  Percent and Class of Stock
--------------------------------------------------------------------------------------------------------------------
James Grainer                                                               91,000,000            6.8% Common Stock
                                                                                    --        0% Series A Preferred

Kevin Kreisler (1)                                                          12,500,000              0% Common Stock
                                                                             1,000,000      100% Series A Preferred (1)
                                                                               400,000      100% Serice C Preferred (1)

Current executive officers and directors as a group (2 persons)            103,500,000            6.8% Common Stock
                                                                             1,000,000      100% Series A Preferred
                                                                               400,000      100% Series C Preferred

1. All shares are held directly by GreenShift Corporation, an affiliate of Kevin Kreisler that is majority controlled by Kevin Kreisler

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Kevin Kreisler, INSEQ's chairman, is also the chairman and chief executive officer of GreenShift Corporation ("GreenShift"). James Grainer, INSEQ's president and chief financial officer, is the president and chief financial officer of GreenShift. GreenShift owns 80% of the fully diluted capital stock of INSEQ and provides management services to INSEQ. About 80% of the capital stock of GreenShift is held by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.

During the year ended December 31, 2005, INSEQ paid $150,000 in management fees to GreenShift for GreenShift's provision of management and other services. Additionally, for their services, Mr. Kreisler and Mr. Grainer each received 150,000,000 options exercisable at $0.001 per share.

During the year ended December 31, 2005, INSEQ's chairman advanced $43,085 to INSEQ for working capital. The advances, of which $21,659 was repaid, are unsecured and accrue interest at 8%. As of December 31, 2005, outstanding advances form INSEQ's chairman were $21,426.

During 2004, Mr. Grainer acted as an independent consultant to INSEQ. In that role, he assisted in negotiating and completing a series of material transactions for INSEQ. As of December 31, 2004, INSEQ had accrued $50,000 of compensation payable to Mr. Grainer. During the six months ended June 30, 2005, Mr. Grainer received $25,000 in cash and 125,000,000 shares of Company common stock at $0.0011 per share for his prior consulting services.

During 2004, INSEQ issued 1000 shares of common and 1,000,000 of Series A Preferred Stock to Incandent Capital, LLC ("Incandent") in conjunction with the acquisition of Incode Corporation by BIB Holdings, Ltd., the predecessor to Incode Technologies Corporation ("Incode"), our immediate predecessor. INSEQ's chairman is the sole member of Incandent. On April 1, 2005, Mr. Kreisler, through Incandent, made a capital contribution of its 1,000,000 shares of INSEQ's Series A Preferred Stock to GreenShift in connection with GreenShift's initiation of operations as a regulated investment company under the Investment Company Act of 1940.

In connection with the April 1, 2005 transfer, and in consideration for the February 2005 agreement by INSEQ's chairman to guaranty repayment of the Highgate Debentures, the Board of Directors of INSEQ amended the terms of the Series A Preferred Stock. The Series A Preferred Stock was amended to be convertible into 875 shares of INSEQ's common stock with a provision that adjusts this conversion ratio so that the Series A Preferred Stock will be convertible into 70% of the common shares outstanding upon conversion. The holder of each share of Series A Preferred Stock is entitled to cast the same number of votes at a meeting of shareholders as equals the number of common shares into which the Preferred share could be converted.

On June 1, 2005, GreenShift provided INSEQ with bridge financing of $50,000 to assist INSEQ with its completion of its acquisition of Warnecke Design Services, Inc. ("Warnecke"). INSEQ had been unable to secure suitable financing due to INSEQ's debentures with Cornell and Highgate ($850,000 of which debentures relate back to the operations of BIB Holdings, Ltd.). To rectify this situation, GreenShift provided the bridge financing to INSEQ which INSEQ then used to close the Warnecke acquisition in conjunction with the issuance by INSEQ to Warnecke of a note for $350,000 bearing a term of 30 days and an interest rate of 6% (the "WDS Note"). GreenShift then assumed and paid off the WDS Note in return for 400,000 shares of Series C Preferred Stock in INSEQ with a face value of $400,000 and an 8% coupon.

In consideration of the bridge financing and the assumption and conversion of the WDS Note by GreenShift, INSEQ agreed to amend its Series A Preferred Stock to allow for conversion at any time and, in the event of full conversion, to provide GreenShift with ongoing dilution protections equivalent to those granted under the Series A Preferred Stock Certificate of Designations, as amended, that act to at all times maintain GreenShift's common holdings in INSEQ equal to 70% of the fully diluted capital stock of INSEQ.

During 2004, INSEQ's subsidiary, Intrance Corporation, issued 275,000 shares of a Series A Preferred Stock to Candent Corporation in consideration for INSEQ's acquisition of certain assets from Candent. On March 31, 2005, these shares, net of 23,493 preferred shares redeemed for $234,930 in March 2005, were exchanged for shares of INSEQ's Series B Preferred Stock that may be converted after April 1, 2008 into 77 shares of the Company's common stock with a provision that adjusts this conversion ratio the so that the Series B Preferred Stock will be convertible into 4.95% of the common shares outstanding upon conversion. The Series B Preferred Stock is also subject to adjustment as necessary so that the market value of the common shares into which the Series B Preferred Stock is convertible is no less than $2,515,070. Effective June 30, 2005, the Series B Preferred Stock was amended to provide for the final conversion and elimination of all these adjustment provisions on December 31, 2005. The holder of each share of Series B Preferred Stock is entitled to cast at any shareholders meeting the number of votes that equals the number of common shares into which the Series B share could be converted. The president of Candent Corporation is the wife of INSEQ's chairman. The stock of Candent Corporation is held in trust for the benefit of its president.

On December 21, 2005 INSEQ acquired GreenShift's 30% stake in Air Cycle Corporation in return for 10% of INSEQ's fully diluted capital stock, which was executed by amending GreenShift's dilution protection agreement with INSEQ from 70% to 80%.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (continued)


During the year ended December 31, 2005 Lawrence Kreisler, the father of the Company's CEO, excercised 50,000,000 options with exercise price of $0.005 in exchange for a subscription receivable of $25,000. INSEQ entered into an "IT Services Agreement" with Candent Corporation dated January 2, 2005, and amended March 31, 2005, for the provision of technical and customer service support for INSEQ. The agreement called for INSEQ to issue to Candent $50,000 in cash or stock in payment for services provided during the first quarter 2005. The IT Services Agreement also calls for ongoing services relative to the development of INSEQ's secondary commodities trading platform at the annualized rate of
$100,000. The president of Candent is the spouse of INSEQ's chairman. 150,000,000 shares were issued to Candent at an average price of $0.0007 per share for services rendered in prior periods and during 2005. Additionally, 150,000,000 performance-based options exercisable at $0.001 per share were issued to Candent in April 2005. These options will vest in connection with the successful launch by INSEQ of its new secondary commodities trading platform. During June 2005, WDS' president advanced $50,000 to WDS, which loan was unsecured and is due in full on demand along with interest accruing at 6% per annum.

During the year ended December 31, 2005, GreenShift Corporation advanced $141,438 to INSEQ for operating expenses and INSEQ repaid $145,772 to GreenShift, resulting in a balance due from GreenShift of $4,334. This advance is unsecured, bears interest at 6% and is considered payable on demand.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8K

Index to Exhibits

Exhibit Number             Description

3.1 Certificate of Incorporation, as amended - filed as an exhibit to the Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference.

3.1(a) Agreement and Plan of Merger with Incode Technologies Corporation - filed as an exhibit to the Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference.

3.2 By-Laws - filed as an exhibit to the Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference.

31.1 Certification    of   Chief    Executive    Officer    pursuant   to   Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002.

31.2 Certification  of Chief Financial and Accounting  Officer  pursuant to Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

     Rosenberg Rich Baker Berman & Company, P.A. was retained by INSEQ as its independent accountant on January 21, 2005. Prior to that date, Rosenberg Rich Baker Berman & Company had not performed any services for Incode or its subsidiaries.

         Audit Fees

          Rosenberg Rich Baker Berman & Company, P.A. billed $9000 to the Company for professional services rendered for the audit of our 2005 financial statements.

         Audit-Related Fees

          Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2005 for assurance and related services that are reasonably related to the performance of the 2005 audit or review of the quarterly financial statements.

         Tax Fees

          Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2005 for professional services rendered for tax compliance, tax advice and tax planning.

         All Other Fees

          Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2005 for services not described above.

     It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Audit Committee.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated. INSEQ CORPORATION
By:               /S/      KEVIN KREISLER
                  -----------------------
                           KEVIN KREISLER
                           Chairman and Chief Executive Officer
Date:                      April 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  /S/      JAMES GRAINER
                  ----------------------
By:                        JAMES GRAINER
                           Director, Chief Financial Officer,
                            Chief Accounting Officer
Date:                      April 16, 2006

                  /S/      KEVIN KREISLER
                  -----------------------
By:                        KEVIN KREISLER
                           Director
Date:                      April 16, 2006