Form 10KSB/A
period 2005-12-31
INSEQ CORP
filed 2006-04-18
CIK 1127242

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB/A
                                (Amendment No.1)
                            -------------------------


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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.
I
Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

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

The  number of  outstanding  shares of  common  stock as of April 16,  2006 was:
4,948,173,844. Based on the closing price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 16, 2006 was $10,330,174.

Amendment No. 1
---------------

This amendment is being filed to correct an erroneous statement on the cover page regarding the number of outstanding shares at April 16, 2006, an erroneous date on the cover page, and an erroneous number in Item 12 to the Form 10-KSB.

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

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (continued)


During the year ended December 31, 2005 Lawrence Kreisler, the father of the Company's CEO, excercised 50,000,000 options with exercise price of $0.0005 in exchange for a subscription receivable of $25,000. INSEQ entered into an "IT Services Agreement" with Candent Corporation dated January 2, 2005, and amended March 31, 2005, for the provision of technical and customer service support for INSEQ. The agreement called for INSEQ to issue to Candent $50,000 in cash or stock in payment for services provided during the first quarter 2005. The IT Services Agreement also calls for ongoing services relative to the development of INSEQ's secondary commodities trading platform at the annualized rate of
$100,000. The president of Candent is the spouse of INSEQ's chairman. 150,000,000 shares were issued to Candent at an average price of $0.0007 per share for services rendered in prior periods and during 2005. Additionally, 150,000,000 performance-based options exercisable at $0.001 per share were issued to Candent in April 2005. These options will vest in connection with the successful launch by INSEQ of its new secondary commodities trading platform. During June 2005, WDS' president advanced $50,000 to WDS, which loan was unsecured and is due in full on demand along with interest accruing at 6% per annum.

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

INSEQ CORPORATION
By:               /S/      KEVIN KREISLER
                  -----------------------
                           KEVIN KREISLER
                           Chairman and Chief Executive Officer
Date:                      April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  /S/      JAMES GRAINER
                  ----------------------
By:                        JAMES GRAINER
                           Director, Chief Financial Officer,
                            Chief Accounting Officer
Date:                      April 17, 2006

                  /S/      KEVIN KREISLER
                  -----------------------
By:                        KEVIN KREISLER
                           Director
Date:                      April 17, 2006