Form 10QSB
period 2006-03-31
INSEQ CORP
filed 2006-05-22
CIK 1127242

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                          _________________________

                                 FORM 10-QSB
                          _________________________


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED MARCH 31, 2006
                        COMMISSION FILE NO.: 0-32143


                              INSEQ CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                    20-3148296
  ------------------------------------------------------------------------
  (State of other jurisdiction of                 (IRS Employer
   incorporation or organization)                  Identification No.)


    535 West 34th Street, Suite 203, New York, NY              10001
  ------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)


                              (646) 792-2634
              ---------------------------------------------------
              (Registrant's telephone number including area code)


Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The number of outstanding shares of common stock as of May 19, 2006 was:
                                2,024,190,943

Transitional Small Business Disclosure Format:  Yes [ ]   No  [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                      INSEQ CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEET
                               MARCH 31, 2006
                                (UNAUDITED)
ASSETS:

Current Assets:
 Cash                                             $    47,302
 Accounts Receivable, net of reserve                  601,687
 Costs and Estimated Earnings in Excess
  of Billings on Uncompleted Contracts                257,202
 Material & Supply Inventory                           57,468
 Prepaid Expenses                                      21,544
                                                    ---------
 Total Current Assets                                 985,203

Net Fixed Assets                                      786,860

Other Assets:
 Goodwill                                           2,462,100
 Intangible Assets and License Agreements             110,000
 Equity Investment                                    270,724
 Website Costs, net                                   220,120
                                                    ---------
 Total Other Assets                                 3,062,944
                                                    ---------
TOTAL ASSETS                                      $ 4,835,007
                                                    =========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
 Accounts Payable and Accrued Expenses            $   555,606
 Current Portion of Mortgages and Notes
  Payable                                             105,352
 Investment Payable                                   115,000
 Loans Payable-Related Parties                        383,123
 Billings in Excess of Costs & Estimated
  Earnings on Uncompleted Contracts                   172,555
 Estimated Losses on Uncompleted Contracts              5,888
 Unearned Revenue                                       5,500
                                                    ---------
 Total Current Liabilities                          1,343,024

Long Term Liabilities
 Mortgages and Notes Payable, Net of Current
  Portion                                           1,053,354
                                                    ---------
 Total Long Term Liabilities                        1,053,354
                                                    ---------

TOTAL LIABILITES                                    2,396,378

STOCKHOLDERS' EQUITY
 Preferred Stock, $0.001 Par Value:
  Series A: Authorized 1,000,000, 625,000
  issued and outstanding                                  625
 Series C: Authorized 1,750,000, 1,550,000
  issued and outstanding                                1,550
 Common Stock, $0.001 Par Value,
  5,000,000,000 authorized; 4,948,173,844
  issued and outstanding                            4,948,174
 Additional Paid-in-Capital                         3,799,416
 Subscription Receivable - Related Parties           (100,000)
 Accumulated Deficit                               (6,211,136)
                                                    ---------
 TOTAL STOCKHOLDERS' EQUITY                         2,438,629
                                                    ---------
 TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY      $ 4,835,007
                                                    =========

The notes to the consolidated condensed financial statements are an integral part of these statements.

                      INSEQ CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                           Three Months        Three Months
                                              Ended               Ended
                                          March 31, 2006      March 31, 2005
                                          --------------      --------------
Revenues                                   $ 1,003,743          $    1,330
Cost of Revenues                               870,750                 230
                                             ---------           ---------
Gross Profit                                   132,993               1,100

Operating Expenses:
 Selling, general and administrative
  expenses                                     692,086             399,820
 Amortization expense, intangible assets       110,450              15,008
                                             ---------           ---------
Total Operating Expenses                       802,536             414,828
                                             ---------           ---------

Operating Income (Loss)                       (669,543)           (413,728)

Other Expense:
 Interest expense and financing costs         (231,159)           (165,175)
 Other Income (Expense)                         19,260                   -
                                             ---------           ---------
Other Expense                                 (211,899)           (165,175)
                                             ---------           ---------
Income (Loss) before provision for
 income taxes                                 (881,442)           (578,903)

Provision for income taxes                           -                   -
                                             ---------           ---------
Net Income (Loss)                          $  (881,442)         $ (578,903)
                                             =========           =========
Net Income (Loss) per common share,
 basic and diluted                         $         -          $        -
                                             =========           =========
Weighted average shares of common
 stock Outstanding, basic and diluted    1,969,668,480         260,540,303
                                         =============         ===========

The notes to the consolidated condensed financial statements are an integral part of these statements.

                      INSEQ CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                           Three Months        Three Months
                                              Ended               Ended
                                          March 31, 2006      March 31, 2005
                                          --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net cash used in operating activities       $ (343,868)         $  (75,580)
                                              ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                           (1,587)                  -
 Investment in intangible assets                 (7,777)                  -
                                              ---------           ---------
 Net cash used in investing activities           (9,364)                  -
                                              ---------           ---------
CASH FLOW FROM FINANCING ACTIVITIES
 Proceeds from issuance of convertible debt           -             330,000
 Payment of financing costs                           -             (33,000)
 Principal payments - mortgages and
  short term notes                              (67,364)                  -
 Loans from related parties                     311,030              14,585
 Redemption of preferred stock                        -            (234,931)
                                              ---------           ---------
 Net cash provided by financing activities      243,666              76,654
                                              ---------           ---------

Increase/ (Decrease) in cash                   (109,566)              1,074

Cash at beginning of period                     156,868                   -
                                              ---------           ---------
Cash at end of period                        $   47,302          $    1,074
                                              =========           =========
SUPPLEMENTAL STATEMENT OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

 Conversion of debentures and interest into
   common stock                              $  404,122          $   54,365
                                              =========           =========
 Issuance of stock subscription              $   75,000          $        -
                                              =========           =========
 Issuance of stock options for services      $  300,000          $        -
                                              =========           =========
 Issuance of common stock for services       $  160,000          $        -
                                              =========           =========
 Conversion of redeemable preferred stock
  into Series B preferred                    $        -          $2,515,069
                                              =========           =========
 Conversion of Series A Preferred stock to
  common stock                               $3,000,000          $        -
                                              =========           =========
 Cancellation of Series B Preferred stock    $      252          $        -
                                              =========           =========
 Conversion of convertible debentures and
  interest into Series C Preferred stock     $1,150,369          $        -
                                              =========           =========

The notes to the consolidated condensed financial statements are an integral part of these statements.

                      INSEQ CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     	BASIS OF PRESENTATION

The consolidated condensed interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include in all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

2.     	ACQUISITIONS

WARNECKE

On June 1, 2005 the Company completed its acquisition of Warnecke Design Service, Inc., and Warnecke Rentals, L.L.C. , for $489,904, $89,904 was paid in cash and $400,000 was paid by Greenshift Corporation in exchange for 400,000 Series C Preferred Shares. Greenshift Corporation owns 80% of the fully diluted capital stock of the Company. Warnecke, located in Ottoville, Ohio is a specialty metal manufacturer that produces equipment for an array of industries and provides design, development, manufacturing, installation and maintenance services for its clients. Warnecke's customers include electronics, automotive, plastics and other manufacturers, including several Fortune 500 companies.

SEPARATION AND RECOVERY TECHNOLOGIES, INC.

On September 15, 2005 the Company acquired 1,000 shares (or 100% of the outstanding shares of common stock) of Separation and Recovery Technologies, Inc. ("SRT"), in exchange for 434,782,608 unregistered shares of common stock of INSEQ in a tax-free stock-for-stock exchange. SRT holds certain exclusive rights to a new patented technology for the separation of plastics from solid wastes and non-exlusive rights to the technology for the separation of plastics from electronic equipment and white appliances. The new technology was developed by Argonne National Laboratory under a contract with the U.S. Department of Energy.

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

The following pro forma results for the quarters ending March 31, 2006 and March 31, 2005 are presented as if the acquisitions were made on January 1, 2005 of the prior year.

                          For the 3 months ending March, 31
				2006		 2005
                          ---------------------------------

Net Sales                 $    1,003,743     $  1,588,333
Net Loss                        (881,442)         390,775
Net Loss per Share                     -                -

                     INSEQ CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. 	CONVERTIBLE DEBENTURES

CONVERSION OF DEBT

On February 2, 2006, Cornell Capital Partners, LP, converted $404,139 of debt into common stock. The amount converted equaled the entirety of the principal and accrued interest on the Convertible Debenture issued by INSEQ to Cornell.

ASSUMPTION BY GREENSHIFT

On February 7, 2006, GreenShift Corporation, INSEQ's majority shareholder, assumed certain convertible debentures INSEQ had previously issued to Highgate House Funds, Ltd., in the amount of $1,150,369, which included accrued interest of $89,734. Subsequently INSEQ issued 1,150,369 shares of INSEQ's Series C Preferred Stock to GreenShift in satisfaction of the debt. Shares of INSEQ's Series C Preferred Stock carry a face value of $1.00, and are convertible into INSEQ common stock at $0.01 per share.

The completion of the above described transactions resulted in the conversion of all of INSEQ's outstanding convertible debt with Cornell and Highgate, and the reduction of INSEQ's debt by a total of $1,554,508.


4.      OPTIONS AND WARRANTS

The following is a table of stock options and warrants outstanding as March 31, 2006:

                      Number of Shares    Weighted Average Exercise Price
                      ----------------    -------------------------------
Outstanding at
 December 31, 2005        587,500,000     $       .0005
Granted at fair value     300,000,000             .0015
Forfeited                           -                 -
Exercised                (150,000,000)            .0005
Outstanding at March      -----------            ------
 31, 2006                 737,500,000             .0009
                          ===========            ======

Summarized information about INSEQ's stock options outstanding at March 31, 2006 is as follows:

                        Weighted          Weighted         Exercisable
           Number of    Average           Average   ---------------------------
Exercise   Options      Remaining         Exercise  Number of  Weighted Average
Price      Outstanding  Contractual Life  Price     Options    Exercise Price
-------------------------------------------------------------------------------
$0.0005    337,500,000      9.00          0.0005    337,500,000     0.0005
$0.0005    100,000,000      9.00          0.0005    100,000,000     0.0005
$0.0015    300,000,000     10.00          0.0015    300,000,000     0.0015
           -----------                              -----------
           737,500,000                              737,500,000

Options exercisable at March 31, 2006 were 737,500,000, with a weighted average exercise price of $0.000907 per share. The fair value of each option granted during 2005 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      2005           2006
                                                    --------       --------
Dividend yield                                         --              --
Expected volatility                                    69%            150%
Risk-free interest rate                                 2%           4.86%
Expected life                                          10 Yrs.         10 Yrs.

                     INSEQ CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	RELATED PARTY TRANSACTIONS

SALES TO VERIDIUM INDUSTRIAL DESIGN CORPORATION

During the quarter ended March 31, 2006 WDS performed engineering and manufacturing services for Veridium Industrial Design Corporation ("VIDC"), a subsidiary of Veridium Corporation. GreenShift Corporation, the majority shareholder of INSEQ, is also the majority shareholder of Veridium Corporation. Revenues related to services performed for VIDC totaled $4,295 for the quarter ended March 31, 2006.

SALES TO AIR CYCLE CORPORATION

During the quarter ended March 31, 2006 WDS performed engineering and manufacturing services for Air Cycle Corporation. INSEQ owns a 30% equity interest in Air Cycle. Revenues related to services performed for Air Cycle totaled $1,496 for the quarter ended March 31, 2006.

ASSUMPTION OF CONVERTIBLE DEBENTURES BY GREENSHIFT

On February 7, 2006, GreenShift Corporation, INSEQ's majority shareholder, assumed certain convertible debentures INSEQ had previously issued to Highgate House Funds, Ltd., in the amount of $1,150,369, which includes accrued interest of $89,734. Subsequently INSEQ issued 1,150,369 shares of INSEQ's Series C Preferred Stock to GreenShift in satisfaction of the debt. Shares of INSEQ's Series C Preferred Stock carry a face value of $1.00, and are convertible into INSEQ common stock at $0.01 per share.

CANCELLATION OF SERIES B PREFERRED STOCK

On March 13, 2006, Candent Corporation surrendered to INSEQ 251,507 shares of Series B Preferred Stock that INSEQ issued to Candent Corporation in 2004. The 251,507 shares represented all of the outstanding shares of Series B Preferred Stock. The Series B Preferred Stock was convertible into 4.95% of the outstanding INSEQ common stock, and the holder had the right to receive additional shares until the market value of the INSEQ shares received on conversion totaled $2,750,000. Candent surrendered the shares in response to the decision by INSEQ management to terminate the business operations that INSEQ acquired from Candent in exchange for the Series B preferred shares.

PARTIAL CONVERSION OF SERIES A PREFERRED STOCK INTO COMMON STOCK

On March 24, 2006, GreenShift converted 375,000 shares of INSEQ Series A Preferred Stock into 3,000,000,000 shares of common stock. Subsequent to this conversion GreenShift held 625,000 shares, or 100% of the remaining outstanding shares, of Series A Preferred Stock.

6.	SUBSEQUENT EVENTS

ISSUANCE OF SERIES D PREFERRED STOCK

On May 5, 2006, GreenShift converted 3,000,000,000 shares of INSEQ common stock and 625,000 shares of INSEQ Series A Preferred Stock into 1,000,000 shares of INSEQ Series D Preferred Stock. INSEQ Series D Preferred Stock include dilution protections such that the preferred shares are convertible into 80% of INSEQ's issued and outstanding capital stock at the time of conversion.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

THERE IS SUBSTANTIAL DOUBT CONCERNING OUR ABILITY TO CONTINUE AS A GOING
CONCERN.

INSEQ incurred a loss of $881,442 during the three months ended March 31, 2006, and INSEQ had approximately $47,302 in cash at March 31, 2006. These matters raise substantial doubt about INSEQ's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

THE EXERCISE OF OUR OUTSTANDING WARRANTS AND OPTIONS AND INSEQ'S VARIOUS ANTI-DILUTION AND PRICE-PROTECTION AGREEMENTS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL, AND MAY HAVE DILUTIVE AND OTHER EFFECTS ON OUR EXISTING STOCKHOLDERS.

The exercise of our outstanding warrants and options could result in the issuance of up to 737,500,000 shares of common stock, assuming all outstanding warrants and options are currently exercisable. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

WE MAY BE UNABLE TO SATISFY OUR CURRENT DEBTS.

Our total liabilities as of March 31, 2006 were $2,396,378. We cannot afford to pay these amounts out of our operating cash flows.

WE LACK CAPITAL TO FUND OUR OPERATIONS.

During the three months ended March 31, 2006 our operations used $343,868 in cash. In addition, during those three months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

TEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER US AND MAY NOT MAKE DECISIONS THAT FURTHER THE BEST INTERESTS OF ALL STOCKHOLDERS.

Our officers, directors and principal stockholders (greater that 5% stockholders) together control 100% of our outstanding Series D preferred stock. The preferred shares are convertible into 80% of our Common Stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THREE MONTHS ENDED MARCH 31, 2006

Revenues

Total revenues were $1,003,743 for the quarter ended March 31, 2006, and $1,330 for the three months ended March 31, 2005.

The majority of revenues realized during three months ended March 31, 2006 were due to the operating activities of our recently acquired subsidiary, Warnecke Design Services, Inc. ("WDS"). WDS has traditionally engaged in the engineering and fabrication of manufacturing equipment for large domestic and international manufacturers, and revenues for the quarter ended March 31, 2006 related primarily to orders from that customer base.

WDS is currently executing a growth plan targeted at designing and fabricating processing equipment for the biofuels industry. This plan includes engineering and fabrication services for Veridium Industrial Design Corporation, who is also owned by INSEQ's parent company, GreenShift Corporation, as well as for other nonaffiliated companies in the alternative fuels industry. Although the Company expects increases in revenue from these areas of expansion, there can be no assurance that the growth plan can be successfully implemented.

Cost of Revenues

Cost of revenues for the quarter ended March 31, 2006 was $870,750, all of which were related to WDS. Cost of revenues included direct labor costs of $370,048, purchased components and other direct costs of $388,592, and indirect labor and manufacturing overhead of $112,111. Cost of revenues for the quarter ended March 31, 2005 was $230. Cost of revenues was higher as a percentage of sales for the quarter ended March 31, 2006 than it is anticipated to be in the future, due primarily to the completion in the first quarter of 2006 of a major design and fabrication job that contained significant cost overruns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2006 were $692,086. Selling, general and administrative expenses for the three months ended March 31, 2005 were $399,820. Selling, general and administrative expenses are expected to remain high as a percentage of sales until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense and Financing Costs

Interest expense and financing cost for the quarter ended March 31, 2006 was $231,159. Interest expense and financing cost for the three months ended March 31, 2005 was $165,175. The interest expense was primarily attributable to our financing agreements with Cornell and Highgate.

We incurred $83,653 in amortization of financing costs during the nine months ended March 31, 2006. These expenses represent the costs incurred in connection with the Highgate and Cornell Debentures and the fees we paid to compensate the parties associated with these financing transactions.

The Interest expenses and financing costs noted above are expected to decrease in future quarters due to the fact the Cornell Debentures were converted into common stock and the Highgate Debentures were assumed by GreenShift. Interest expense and financing costs could increase in future periods if the Company obtains new debt or equity financing.

Net Income and Net Loss

Our net loss for the three months ended March 31, 2006, was $881,442, and our net loss for the three months ended March 31, 2005 was $578,903. The net loss incurred was due to the expenses and other factors described above.

Liquidity and Capital Resources

The Company had $2,396,378 in liabilities at the end of the quarter ended March 31, 2006.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THREE MONTHS ENDED MARCH 31, 2006

Liquidity and Capital Resources (continued)

On February 7, 2006, GreenShift Corporation, INSEQ's majority shareholder, assumed certain convertible debentures INSEQ had previously issued to Highgate House Funds, Ltd., in the amount of $1,150,369, which included accrued interest of $89,734. In return for GreenShift's assumption of this debt, INSEQ issued GreenShift 1,150,369 shares of INSEQ's Series C Preferred Stock. Shares of INSEQ's Series C Preferred Stock carry a face value of $1.00, pay a coupon of 8%, and are convertible into INSEQ common stock at $0.01 per share.

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

The Company had $555,606 in accounts payable and accrued expenses at March 31, 2006. The Company may not be able to satisfy these amounts predominantly out of cash flows from its operations, and may need to obtain additional financing to satisfy these obligations.

As of March 31, 2006, the Company owed $131,334 to various officers, and $251,789 to GreenShift Corporation, a major shareholder, for amounts borrowed during the period.

At the present time the Company does not have commitments from anyone to provide funds for the operations of INSEQ. Management continues to seek funding and any additional funding that is obtained is likely to involve the issuance of large amounts of stock, and will further dilute the interests of the existing shareholders.

Cash

Our primary sources of liquidity are cash provided by investing and financing activities. For the three months ended March 31, 2006, net cash used in operating activities was $343,868.

Liquidity

We used cash provided from investing and financing activities to fund operations. We intend to use cash provided from operating activities to fund operations during the fiscal year 2006.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and common stock. The Company's capital resources can be expected to be impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At March 31, 2006 the Company had $47,302 in cash.

Cash Flows for the Quarter Ended March 31, 2006

For the quarter ended March 31, 2006, we obtained net cash from financing of $243,666 and used net cash from investing activities of $9,364.

The Company had a negative working capital position of $357,821 at March 31, 2006. In reviewing our financial statements as of December 31, 2005, our auditor concluded that there was substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2006, Cornell Capital Partners converted a total of $404,139 of debt and interest into 436,956,966 shares of the Company's common stock and on March 24, 2006, GreenShift converted 375,000 shares of INSEQ Series A Preferred Stock into 3,000,000,000 shares of common stock. Each of the issuances was exempt pursuant to Section 4(2) of the Securities Act since the issuance was not made in a public offering and was made to an entity whose principals has access to detailed information about the Company and which was acquiring the shares for its own account. There was no underwriter.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS

     The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2006:

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

                                      INSEQ CORPORATION

                                      By: /S/ KEVIN KREISLER
                                      ------------------------------------
                                      KEVIN KREISLER
                                      Chairman and Chief Executive Officer
Date:   May 19, 2006


                                      By: /S/ JAMES GRAINER
                                      ------------------------------------
                                      JAMES GRAINER
                                      Director, Chief Financial Officer,
                                       Chief Accounting Officer
Date:   May 19, 2006