Form 10QSB
period 2006-06-30
GS Energy CORP
filed 2006-08-21
CIK 1127242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2006

                          COMMISSION FILE NO.: 0-32143


                              GS ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                            20-3148296
--------------------------------------------------------------------------------
(State of other jurisdiction of                                   (IRS Employer
incorporation or organization                               Identification No.)


One Penn Plaza, Suite 1612, New York, N.Y.                              10119
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                 (212) 994-5374
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)



Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No X


The number of  outstanding  shares of common  stock as of August  21,  2006 was:
2,228,180,943

Transitional Small Business Disclosure Format:  Yes         No  X .
                                                    -----      ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)





        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS:
Current Assets:
   Cash .........................................................   $   386,974
   Accounts Receivable, net of reserve ..........................       756,009
   Costs and Estimated Earnings in Excess of Billings
         on Uncompleted Contracts ...............................        97,836
   Material & Supply Inventory ..................................        56,510
   Prepaid Expenses .............................................        27,549
                                                                    -----------
    Total Current Assets ........................................     1,324,878

Net Fixed Assets ................................................       778,411

Other Assets:
   Goodwill .....................................................     2,462,100
   Intangible Assets and License Agreements .....................       110,000
   Equity Investment ............................................       140,182
   Website Costs, net ...........................................       205,112
                                                                    -----------
      Total Other Assets ........................................     2,917,394

                                                                    -----------
TOTAL ASSETS ....................................................   $ 5,020,683
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
    Accounts Payable and Accrued Expenses .......................   $   297,980
    Current Portion of Mortgages and Notes Payable ..............        99,893
    Investment Payable ..........................................       115,000
    Loans Payable-Related Parties ...............................       328,974
    Billings in Excess of Costs & Estimated Earnings
          on Uncompleted Contracts ..............................       337,524
    Estimated Losses on Uncompleted Contracts ...................           758
                                                                    -----------
        Total Current Liabilities ...............................     1,180,129

   Long Term Mortgages and Notes Payable, Net of Current Portion        929,032
                                                                    -----------

                                                                    -----------
TOTAL LIABILITES ................................................     2,109,161

STOCKHOLDERS' EQUITY

   Preferred Stock, $0.001 Par Value:
       Series C: Authorized 2,200,000, 1,550,000 issued and .....         1,550
outstanding
       Series D: Authorized 1,000,000, 1,000,000 issued and .....         1,000
outstanding
   Common Stock, $0.001 Par Value, 5,000,000,000 authorized;
        2,225,630,943 issued and outstanding ....................     2,225,631
    Additional Paid-in-Capital ..................................     6,883,734
    Accumulated Deficit .........................................    (6,200,393)

                                                                    -----------
 TOTAL STOCKHOLDERS' EQUITY .....................................     2,911,522

                                                                    -----------
TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY .....................   $ 5,020,683
                                                                    ===========


            The notes to the consolidated condensed financial statements are an integral part of these statements.


        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months     Three Months         Six Months       Six Months
                                                         Ended           Ended               Ended             Ended
                                                    June 30, 2006    June 30, 2005        June 30, 2006     June 30, 2005
                                                    -------------    -------------       -------------     -------------

Revenues ......................................   $     1,180,821    $       313,744    $     2,184,564    $       315,074
Cost of Revenues ..............................           788,964            258,262          1,659,714            258,492
                                                  ---------------    ---------------    ---------------    ---------------
    Gross Profit ..............................           391,857             55,482            524,850             56,582

 Operating Expenses:
   Selling, general and administrative expenses           343,063            761,656          1,035,149          1,161,476
   Amortization expense, intangible assets ....            15,008             36,692            125,458             51,700
                                                  ---------------    ---------------    ---------------    ---------------
      Total Operating Expenses ................           358,071            798,348          1,160,607          1,213,176
                                                  ---------------    ---------------    ---------------    ---------------

Operating Income (Loss) .......................            33,786           (742,866)          (635,757)        (1,156,594)

Other Expense:
     Interest expense and financing costs .....            30,267             25,004            261,426            190,179
     Other Expense (Income) ...................            (7,228)           (26,488)
                                                  ---------------    ---------------    ---------------    ---------------
        Other Expense .........................            23,039             25,004            234,938            190,179
                                                  ---------------    ---------------    ---------------    ---------------

Income (Loss) before provision for income taxes            10,747           (767,870)          (870,695)        (1,346,773)

     Provision for income taxes ...............              --                 --                 --                 --
                                                  ---------------    ---------------    ---------------    ---------------

Net Income (Loss) .............................   $        10,747    $      (767,870)   $      (870,695)   $    (1,346,773)
                                                  ===============    ===============    ===============    ===============



Net Income (Loss) per common share,
  basic and diluted ...........................              --                 --                 --                 --
                                                  ===============    ===============    ===============    ===============

Weighted average shares of common stock
   Outstanding, basic and diluted .............     1,886,838,122      1,527,836,884      3,856,506,602        896,006,237
                                                  ===============    ===============    ===============    ===============






        The notes to the consolidated condensed financial statements are an integral part of these statements.



        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six Months        Six Months
                                                                     Ending            Ending
                                                                   June 30, 2006     June 31, 2005
                                                                  --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES


          Net cash used in operating activities ................   $   (64,922)   $  (135,312)

CASH FLOWS FROM INVESTING ACTIVITIES
   Change in Investments
   Cash Paid on Purchase of Subsidiary .........................          --          (50,000)
   Cash Acquired on Purchase of Subsidiary .....................          --           80,444
   Purchase of equipment .......................................       (19,432)          --
   Investment in intangible assets .............................        (7,777)          --
                                                                   -----------    -----------
         Net cash used in investing activities .................       (27,209)        30,444


   Proceeds from issuance of convertible debt ..................          --          330,000
   Payment of financing costs ..................................          --          (33,000)
   Principal payments - mortgages and short term notes .........      (197,146)        (3,420)
   Loans from related parties ..................................       256,883        151,285
   Issuance of Common Stock - exercise of stock options ........       262,500
   Redemption of preferred stock ...............................          --         (234,931)
                                                                   -----------    -----------
        Net cash provided by financing activities ..............       322,237        209,934

                                                                   -----------    -----------
   Increase/ (Decrease) in cash ................................       230,106        105,066

   Cash at beginning of period .................................       156,868           --
                                                                   -----------    -----------

   Cash at end of period .......................................   $   386,974    $   105,066
                                                                   ===========    ===========



Conversion of debentures and interest into common stock ........   $   404,122    $    54,365
                                                                   ===========    ===========

Issuance of stock subscription .................................   $    75,000            $--
                                                                   ===========    ===========

Issuance of Stock Options for Financing Fees ...................   $      --      $   176,485
                                                                   ===========    ===========
Issuance of stock options for services .........................   $   300,000            $--
                                                                   ===========    ===========

Issuance of common stock for services ..........................   $   160,000            $--
                                                                   ===========    ===========

Conversion of redeemable preferred stock into Series B preferred           $--    $ 2,515,069
                                                                   ===========    ===========

Conversion of Series A Preferred stock to common stock .........   $ 3,000,000            $--
                                                                   ===========    ===========

Cancellation of Series B Preferred stock .......................   $       252            $--
                                                                   ===========    ===========

Conversion of preferred Series C stock for convertible debt
assumption .....................................................           $--    $ 2,936,897
                                                                   ===========    ===========
Conversion of convertible debentures and interest into Series C
Preferred stock ................................................   $ 1,150,369            $--
                                                                   ===========    ===========

            The notes to the consolidated condensed financial statements are an integral part of these statements.

        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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



2.       ACQUISITIONS

WARNECKE

On June 1, 2005 the Company completed its acquisition of Warnecke Design Service, Inc., and Warnecke Rentals, L.L.C, for $489,904, $89,904 was paid in cash and $400,000 was paid by GreenShift Corporation in exchange for 400,000 Series C Preferred Shares. GreenShift Corporation owns 80% of the fully diluted capital stock of the Company. Warnecke, located in Ottoville, Ohio is a specialty metal manufacturer that produces equipment for an array of industries and provides design, development, manufacturing, installation and maintenance services for its clients. Warnecke's customers include electronics, automotive, plastics and other manufacturers, including several Fortune 500 companies.

SEPARATION AND RECOVERY TECHNOLOGIES, INC.

On September 15, 2005 the Company acquired 1,000 shares (or 100% of the outstanding shares of common stock) of Separation and Recovery Technologies, Inc. ("SRT"), in exchange for 434,782,608 unregistered shares of common stock of GS Energy in a tax-free stock-for-stock exchange. SRT holds certain exclusive rights to a new patented technology for the separation of plastics from solid wastes and non-exlusive rights to the technology for the separation of plastics from electronic equipment and white appliances. The new technology was developed by Argonne National Laboratory under a contract with the U.S. Department of Energy.

AIR CYCLE CORPORATION

On December 21, 2005, GS Energy acquired GreenShift's 30% stake in Air Cycle Corporation in return for 10% of GS Energy's fully diluted capital stock, which was executed by amending GreenShift's dilution protection agreement with GS Energy from 70% to 80%. The purchase price for the acquisition of Air Cycle Corporation by GreenShift Corporation ("GreenShift") was $265,000 ($50,000 in cash and $215,000 payable). Immediately following GreenShift's acquisition of Air Cycle Corporation, GreenShift transferred its ownership to the Company. The Company recorded an investment in Air Cycle Corporation at GreenShift's cost of $265,000, an investment payable of $215,000 and a $50,000 increase in paid-in capital. The investment payable was $115,000 as of June 30, 2006. Air Cycle offers recycling services and transportation throughout North America to assist facilities in the proper disposal of lamps, ballasts, batteries, and computer hardware. The Company accounts for the investment in Air Cycle using the equity method of accounting.



                           For the 3 months ending
                               June 30, 2006
                               ----------
Net Sales                      $723,351

Net Loss                        (11,059)

Net Loss per Share                  -0-

        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       CONVERTIBLE DEBENTURES

CONVERSION OF DEBT

On February 2, 2006, Cornell Capital Partners, LP, converted $404,139 of debt into common stock. The amount converted equaled the entirety of the principal and accrued interest on the Convertible Debenture issued by GS Energy to Cornell.


ASSUMPTION BY GREENSHIFT

On February 7, 2006, GreenShift Corporation, GS Energy's majority shareholder, assumed certain convertible debentures GS Energy had previously issued to Highgate House Funds, Ltd., in the amount of $1,150,369, which included accrued interest of $89,734. Subsequently GS Energy issued 1,150,369 shares of GS
Energy's Series C Preferred Stock to GreenShift in satisfaction of the debt. Shares of GS Energy's Series C Preferred Stock carry a face value of $1.00, and are convertible into GS Energy common stock at $0.01 per share.


The completion of the above described transactions resulted in the conversion of all of GS Energy's outstanding convertible debt with Cornell and Highgate, and the reduction of GS Energy's debt by a total of $1,554,508.


4.        OPTIONS AND WARRANTS


The following is a table of stock options and warrants outstanding as June 30, 2006:


                                    Number of Shares   Weighted Average
                                                        Exercise Price
                                    ---------------    ---------------
   Outstanding at December 31, 2005    587,500,000    $     .0005
    Granted at fair value .........    300,000,000          .0015
     Forfeited ....................           --              --
     Exercised ....................   (150,000,000)         .0005
                                      ------------          ------

Outstanding at March 31, 2006 .....    737,500,000          .0009
     Exercised ....................   (225,000,000)         .0001
                                      ------------          ------
Outstanding at June 30, 2006 ......    512,500,000          .0009



Summarized information about GS Energy's stock options outstanding at June 30, 2006 is as follows:

                                                  Weighted                                 Exercisable
                                                   Average                        -----------------------------------
        Exercise Prices           Number of       Remaining       Weighted        Number of Options  Weighted Average
                                   Options       Contractual      Average                             Exercise Price
                                 Outstanding        Life       Exercise Price
--------------------------------------------------------------------------------------------------------------------
$0.0005                            162,500,000            9.00         0.0005       162,500,000              0.0005
$0.0005                            100,000,000            9.00         0.0005       100,000,000              0.0005
$0.0015                            250,000,000           10.00         0.0015       250,000,000              0.0015
                                ---------------                               ------------------
                                   512,500,000                                      512,500,000

Options exercisable at June 30, 2006 were 512,500,000, with a weighted average exercise price of $0.001196 per share. The fair value of each option granted during 2005 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                   2005             2006
                                                  -----------------------
Dividend yield                                      --                 --
Expected volatility                                69%               150%
Risk-free interest rate                             2%              4.86%
Expected life                                   10 yrs.            10 yrs.

        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       RELATED PARTY TRANSACTIONS

RIGHT OF FIRST REFUSAL MANUFACTURING AGREEMENT

WDS holds the right of first refusal to provide all of the equipment manufacturing needs of GS CleanTech Corporation and GS AgriFuels Corporation. GS Energy, GS CleanTech and GS AgriFuels are all majority held subsidiaries of GreenShift Corporation.

SALES TO GS ETHANOL TECHNOLOGIES

During the quarter ended June 30, 2006 WDS performed engineering and manufacturing services for GS Industrial Design, Inc. ("GIDC"), a subsidiary of GS CleanTech Corporation. GreenShift Corporation, the majority shareholder of GS Energy, is also the majority shareholder of GS CleanTech Corporation. Revenues related to services performed for GIDC totaled $62,324 for the quarter ended June 30, 2006.

GS Industrial Design has recently executed a number of agreements relative to its corn oil and animal fat extraction technologies and has acquired certain parts and inventory relating to these agreements that are located at WDS's manufacturing operation. WDS anticipates the commencement of work on these projects upon the completion of the final site engineering for each agreement.

ISSUANCE OF SERIES D PREFERRED STOCK

On May 5, 2006, GreenShift exchanged 3,000,000,000 shares of GS Energy common stock and 625,000 shares of GS Energy Series A Preferred Stock for 1,000,000 shares of GS Energy Series D Preferred Stock. GS Energy Series D Preferred Stock includes dilution protections such that the preferred shares are convertible into 80% of GS Energy's issued and outstanding capital stock at the time of conversion.

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On May 24, 2006, GS Energy entered into a Share Purchase Agreement with its majority shareholder, GreenShift Corporation. The Agreement contemplates a closing to occur on or before June 30, 2006. At the closing, GreenShift agreed to transfer to GS Energy all of its interest in Sterling Planet, Inc. (approximately 10% of the capital stock), all of its interest in TerraPass, Inc. (approximately 10% of the capital stock), and al of the capital stock of four recently formed corporations: GS Solar, Inc., GS Wind, Inc., GS Hydro, Inc. and GS Wave, Inc. The latter four corporations were organized to engage in the development of clean energy projects. In exchange for the shares in the six corporations, GS Energy agreed to issue to GreenShift Corporation 450,000 shares of GS Energy Series C Preferred Stock, bringing to 2,200,000 the number of shares of GS Energy Series C Preferred Stock owned by GreenShift. GreenShift will be entitled to convert its 2,200,000 shares of GS Energy Series C Preferred Stock into 220,000,000 shares of GS Energy common stock. GreenShift will also be entitled to cast 220,000,000 votes at each meeting of GS Energy shareholders by reason of its ownership of the GS Energy Series C Preferred Stock. Each share of GS Energy Series C preferred Stock will have a $1.00 preference over the common stock in the event of a liquidation of GS Energy.

6.       SUBSEQUENT EVENTS

UNREGISTERED SALE OF EQUITY SECURITIES

On July 1, 2006, GS Energy acquired from its majority shareholder, GreenShift Corporation, all of GreenShift's interest in Sterling Planet, Inc. (approximately 10% of the capital stock), all of its interest in TerraPass, Inc. (approximately 10% of the capital stock), and all of the capital stock of four recently formed corporations: GS Solar, Inc., GS Wind, Inc., GS Hydro, Inc. and GS Wave, Inc. The latter four corporations were organized to engage in the development of clean energy projects. In exchange for the shares in the six corporations, GS Energy issued to GreenShift Corporation 450,000 shares of GS Energy Series C Preferred Stock, bringing to 2,200,000 the number of shares of GS Energy Series C Preferred Stock owned by GreenShift.

GreenShift will be entitled to convert its 2,200,000 shares of GS Energy Series C Preferred Stock into 220,000,000 shares of GS Energy common stock. GreenShift will also be entitled to cast 220,000,000 votes at each meeting of GS Energy shareholders by reason of its ownership of the GS Energy Series C Preferred Stock. Each share of GS Energy Series C Preferred Stock will have a $1.00 preference over the common stock in the event of a liquidation of GS Energy.

        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       SUBSEQUENT EVENTS (CONTINUED)

NAME CHANGE

Effective on July 18, 2006, the Corporation filed with the Delaware Secretary of State a Certificate of Amendment of its Certificate of Incorporation. The amendment changed the name of the corporation to "GS Energy Corporation."

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

OVERVIEW

GS Energy Corporation ("we," "our," "us," "GS Energy," or the "Company") intends to build an integrated clean energy production company with a focus on distributed power generation and sales and the trading and sales of renewable energy and energy efficiency certificates.

Our growth efforts are currently focused on the identification and development of a number of qualified sites for small-scale clean energy production facilities such as biomass, solar, wind, wave and hydro power facilities. We intend to build, own and operate these facilities and develop a portfolio of long-term, small-scale clean energy producing assets. In addition to generating revenues from the sale of the power produced from these facilities, we intend to generate revenues from the sales of renewable energy certificates, or Green Tags, and energy efficiency certificates, or White Tags. Our current offerings include:

o Renewable Energy Certificates - a renewable energy certificate ("REC"), also known as Green Tags, are the intangible environmental benefits associated with generating one megawatt hour ("MWh") of electric energy by a renewable resource. RECs don't require the energy to be physically delivered to the buyer, but instead offset the difference between cost of the renewable power and power from fossil energy sources.

o Energy Efficiency Certificates - otherwise known as White Tags(TM) or EECs, these certificates are similar to Green Tags except that they represent one MWh of electricity savings due to the use of energy conservation methods and equipment.

o Specialty Manufacturing & Infrastructure Support - we provide highly specialized equipment manufacturing services and infrastructure support services relative to equipment used to produce clean fuels and clean energy.

We conduct our operations through our wholly-owned subsidiaries, GS Carbon Trading, Inc., GS Distributed Generation, Inc., and GS Manufacturing, Inc.

GS Carbon Trading holds minority stakes in Sterling Planet, Inc. (about 10%), a leading retail provider of solar, wind and other clean, renewable energy certificates, and TerraPass, Inc. (about 10%), an innovative clean energy sales company that focuses on offsetting the carbon dioxide output of personal vehicles with renewable energy and other carbon credits. GS Manufacturing also holds majority stakes in two subsidiaries, Warnecke Design Service, Inc. (100%), a specialty metal manufacturer, and Air Cycle Corporation (about 30%), a manufacturer of electronics and other recycling equipment.

GS Carbon Trading

Sterling Planet is the nation's leading retail renewable energy provider and has established a strong reputation as the premier market maker for renewable energy sales. Sterling has sold over 4 billion kilowatt hours of renewable energy since its inception, representing enough energy to power 350,000 homes for a full year and offset 2.6 million tons of carbon dioxide.

Sterling Planet currently services an impressive array of clients including Alcoa, The Coca-Cola Company, DuPont, Delphi Corporation, Duke University, University of Utah, Nike, Pitney Bowes, U.S. Environmental Protection Agency, the U.S. General Services Administration, the Homeland Security Department, Western Area Power Administration, New York State Energy Research and Development Authority (NYSERDA), the U.S. Army, Staples, Whirlpool Corporation, the World Resources Institute and over 150 other companies.

GS Manufacturing

GS Manufacturing's wholly-owned Warnecke Design Service subsidiary is a specialty metal manufacturing company that provides custom equipment manufacturing services for its clients including machine design, machine building, control system electronics and programming, and maintenance support services. Warnecke currently services clients in the biofuels, automotive, electronics, lighting, plastics, rubber and food products industries. In addition, Warnecke Design holds the right of first refusal to provide all of the equipment manufacturing needs of GS CleanTech Corporation and GS AgriFuels Corporation. GS Energy, GS CleanTech and GS AgriFuels are all majority held subsidiaries of GreenShift Corporation.

GS Energy  intends  to rely  heavily  on the  Warnecke  Design  group to provide
specialty  equipment  and  infrastructure   support  services  relative  to  the
deployment of GS Energy's planned distributed power production facilities.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, GS Energy's business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

There is substantial doubt concerning our ability to continue as a going concern.

GS Energy incurred a loss of $870,695 during the six months ended June 30, 2006, and GS Energy had approximately $386,974 in cash at June 30, 2006. These matters raise substantial doubt about GS Energy's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

The exercise of our outstanding warrants and options and GS Energy's various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

The exercise of our outstanding warrants and options could result in the issuance of up to 512,500,000 shares of common stock, assuming all outstanding warrants and options are currently exercisable. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

We may be unable to satisfy our current debts.

Our total liabilities as of June 30, 2006 were $2,109,161. We cannot afford to pay these amounts out of our operating cash flows.

We lack capital to fund our operations.

During the six months ended June 30, 2006 our operations used $64,922 in cash. In addition, during those six months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

GS Energy Corporation is not likely to hold annual shareholder meetings in the next few years.

Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Kevin Kreisler and James L. Grainer, who are currently the sole directors of GS Energy were appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that Mr. Kreisler and Mr. Grainer will appoint them. As a result, the shareholders of GS Energy will have no effective means of exercising control over the operations of GS Energy.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

BUSINESS RISK FACTORS (continued)

The volatility of the market for GS Energy common stock may prevent a shareholder from obtaining a fair price for his shares.

The common stock of GS Energy is quoted on the OTC Bulletin Board. It is impossible to say that the market price on any given day reflects the fair value of GS Energy, since the price sometimes moves up or down by 50% or more in a week's time. A shareholder in GS Energy who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

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

GS Energy common stock is defined by the SEC as a "penny stock" because it trades at a price less than $5.00 per share. GS Energy common stock also meets most common definitions of a "penny stock," since it trades for less than $1.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for GS Energy common stock as long as it remains a "penny stock." This situation may limit the liquidity of your shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION SIX MONTHS ENDED JUNE 30, 2006

Revenues

Total revenues were $2,184,564 for the six months ended June 30, 2006, and $315,074 for the six months ended June 30, 2005.

The majority of revenues realized during six months ended June 30, 2006 were due to the operating activities of our recently acquired subsidiary, Warnecke Design Services, Inc. ("WDS"). WDS has traditionally engaged in the engineering and fabrication of manufacturing equipment for large domestic and international manufacturers, and revenues for the quarter ended June 30, 2006 related primarily to orders from that customer base.

WDS is currently executing a growth plan targeted at designing and fabricating processing equipment for the biofuels industry. This plan includes engineering and fabrication services for GS CleanTech Corporation, which is also owned by GS Energy's parent company, GreenShift Corporation, as well as for other nonaffiliated companies in the alternative fuels industry. Although the Company expects increases in revenue from these areas of expansion, there can be no assurance that the growth plan can be successfully implemented.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2006 was $1,659,714, all of which was related to WDS. Cost of revenues included direct labor costs of $631,918, purchased components and other direct costs of $764,639, and indirect labor and manufacturing overhead of $263,157. Cost of revenues for the six months ended June 30, 2005 was $258,492.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2006 were $1,035,149. Selling, general and administrative expenses for the six months ended June 30, 2005 were $1,161,476. Selling, general and administrative expenses are expected to remain high as a percentage of sales until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense and Financing Costs

Interest expense and financing cost for the six months ended June 30, 2006 was $261,426. Interest expense and financing cost for the six months ended June 30, 2005 was $190,179. The interest expense was primarily attributable to our financing agreements with Cornell and Highgate.

We incurred $83,653 in amortization of financing costs during the six months ended June 30, 2006. These expenses represent the costs incurred in connection with the Highgate and Cornell Debentures and the fees we paid to compensate the parties associated with these financing transactions.

The Interest expenses and financing costs noted above are expected to decrease in future quarters due to the fact the Cornell Debentures were converted into common stock and the Highgate Debentures were assumed by GreenShift. Interest expense and financing costs could increase in future periods if the Company obtains new debt or equity financing.

Net Income and Net Loss

Our net loss for the six months ended June 30, 2006, was $870,695, and our net loss for the six months ended June 30, 2005 was $1,346,773. The net loss incurred was due to the expenses and other factors described above.

Liquidity and Capital Resources

The Company had $2,109,161 in liabilities at the end of the six months ended June 30, 2006

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

SIX MONTHS ENDED JUNE 30, 2006

Liquidity and Capital Resources (continued)

On February 7, 2006, GreenShift Corporation, GS Energy's majority shareholder, assumed certain convertible debentures GS Energy Corporation had previously issued to Highgate House Funds, Ltd., in the amount of $1,150,369, which included accrued interest of $89,734. In return for GreenShift's assumption of this debt, GS Energy issued GreenShift 1,150,369 shares of GS Energy's Series C Preferred Stock. Shares of GS Energy's Series C Preferred Stock carry a face value of $1.00, pay a coupon of 8%, and are convertible into GS Energy Corporation common stock at $0.01 per share.

Additionally, on February 2, 2006, Cornell Capital Partners, LP, converted $404,139 of debt into common stock. The amount converted equaled the entirety of the principal and accrued interest on the Convertible Debenture issued by GS Energy to Cornell.

The completion of the above described transactions resulted in the conversion of all of GS Energy's outstanding convertible debt with Cornell and Highgate, and the reduction of GS Energy's debt by a total of $1,554,508.

The Company had $297,980 in accounts payable and accrued expenses at June 30, 2006. The Company may not be able to satisfy these amounts predominantly out of cash flows from its operations, and may need to obtain additional financing to satisfy these obligations.

As of June 30, 2006, the Company owed $22,076 to various officers.

At the present time the Company does not have commitments from anyone to provide funds for the operations of GS Energy. Management continues to seek funding and any additional funding that is obtained is likely to involve the issuance of large amounts of stock, and will further dilute the interests of the existing shareholders.

Cash

Our primary sources of liquidity are cash provided by investing and financing activities. For the six months ended June 30, 2006, net cash used in operating activities was $64,922.

Liquidity

We  used  cash  provided  from  investing  and  financing   activities  to  fund
operations. We intend to use cash provided from operating activities to fund operations during the fiscal year 2006.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and common stock. The
Company's capital resources can be expected to be impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At June 30, 2006 the Company had $386,974 in cash.

Cash Flows for the Quarter Ended June 30, 2006

For the six months ending, 2006, we obtained net cash from financing of $322,237 and used cash for investing activities of $27,209.

The Company had a working capital position of $144,749 at June 30, 2006. In reviewing our financial statements as of June 30, 2006, our auditor concluded that there was substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2006, Cornell Capital Partners converted a total of $404,139 of debt and interest into 436,956,966 shares of the Company's common stock and on March 24, 2006, GreenShift converted 375,000 shares of GS Energy Corporation Series A Preferred Stock into 3,000,000,000 shares of common stock. Each of the issuances was exempt pursuant to Section 4(2) of the Securities Act since the issuance was not made in a public offering and was made to an entity whose principals has access to detailed information about the Company and which was acquiring the shares for its own account. There was no underwriter.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2006:

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


GS ENERGY CORPORATION
By:             /S/      KEVIN KREISLER
                -----------------------
                         KEVIN KREISLER
                         Chairman and Chief Executive Officer
Date:                    August 21, 2006


                /S/      JAMES GRAINER
                ----------------------
By:                      JAMES GRAINER
                         Director, Chief Financial Officer,
                          Chief Accounting Officer
Date:                    August 21, 2006

Exhibit 31.1

                        CERTIFICATION OF QUARTERLY REPORT

I, KEVIN KREISLER, certify that:

1.                I have reviewed this Annual Report on Form 10-QSB of GS Energy
                  Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and,

c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the Company's Board of Directors of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and,

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



                     /S/      KEVIN KREISLER
                              KEVIN KREISLER
Date:                         August 21, 2006

[GRAPHIC OMITTED]

8


Exhibit 31.2

                        CERTIFICATION OF QUARTERLY REPORT

I, JAMES GRAINER, certify that:

1.   I  have  reviewed  this  Quarterly  Report  on  Form  10-QSB  of GS  Energy
     Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and,

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the Company's Board of Directors of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and,

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



                     /S/      JAMES GRAINER
                     ------------------------------
                              JAMES GRAINER

Date:                         August 21, 2006
















[GRAPHIC OMITTED]
8



Exhibit 32.1

                        CERTIFICATION OF PERIODIC REPORT

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of GS Energy Corporation (the "Company"), certifies that:

1. The Quarterly Report on Form 10-QSB of the Company for the Quarter ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                            /S/      KEVIN KREISLER
Dated: August 21, 2006               KEVIN KREISLER
                                     Chief Executive Officer
                            /S/      JAMES GRAINER
Dated: August 21, 2006               JAMES GRAINER
                                     Chief Financial Officer

This certification is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.