Form 10QSB
period 2006-09-30
GS Energy CORP
filed 2006-11-14
CIK 1127242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

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


The number of  outstanding  shares of common  stock as of November 14, 2006 was:
2,527,163,844

Transitional Small Business Disclosure Format:  Yes       No  X .
                                                    ---      ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                SEPTEMBER 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS:
Current Assets:
   Cash ........................................................    $  389,995
   Accounts Receivable, net of reserve .........................       537,156
   Costs and Estimated Earnings in Excess of Billings
         on Uncompleted Contracts ..............................       339,362
   Material & Supply Inventory .................................        55,552
   Prepaid Expenses ............................................        35,974
   Loans Receivable - Related Parties ..........................       250,752
                                                                    ------------
    Total Current Assets .......................................     1,608,791

Net Fixed Assets ...............................................       804,620

Other Assets:
   Goodwill ....................................................     2,462,100
   Intangible Assets and License Agreements ....................       110,000
   Investments in Unconsolidated Subsidiaries - Cost Method ....     1,935,763
   Investments in Unconsolidated Subsidiaries - Equity Method ..       303,078
                                                                    ------------
      Total Other Assets .......................................     4,810,941
                                                                   ------------
 TOTAL ASSETS ...................................................   $ 7,224,352
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
    Accounts Payable and Accrued Expenses ......................   $   408,185
    Current Portion of Mortgages and Notes Payable .............       339,893
    Investment Payable .........................................       115,000
    Loans Payable-Related Parties ..............................       687,648
    Billings in Excess of Costs & Estimated Earnings
          on Uncompleted Contracts .............................       405,961
                                                                   -------------
        Total Current Liabilities ..............................     1,956,687

   Long Term Mortgages and Notes Payable, Net of Current Portion       666,878
                                                                   -------------
TOTAL LIABILITES ...............................................     2,623,565

STOCKHOLDERS' EQUITY
   Preferred Stock, $0.001 Par Value:
       Series C: Authorized 2,200,000  2,000,000 issued and              2,000
         outstanding
       Series D: Authorized 1,000,000, 1,000,000 issued and ....         1,000
        outstanding
   Common Stock, $0.001 Par Value, 5,000,000,000 authorized;
        2,225,630,943 issued and outstanding ...................     2,225,631
    Additional Paid-in-Capital .................................     8,946,271
    Accumulated Deficit ........................................    (6,574,115)
                                                                   -------------
 TOTAL STOCKHOLDERS' EQUITY ....................................     4,600,787
                                                                   ------------
TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY ....................   $ 7,224,352
                                                                   =============

The notes to the consolidated condensed financial statements are an integral part of these statements.


        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months       Three Months         Nine               Nine
                                                       Ended               Ended          Months Ended      Months Ended
                                                    September 30,       September 30,     September 30,     September 30,
                                                       2006                2005              2006              2005
                                                  ----------------    ---------------  ----------------    ---------------
Revenues ......................................   $     1,314,279    $     1,310,699   $     3,498,843    $     1,625,773
Cost of Revenues ..............................         1,194,083          1,031,077         2,853,797          1,289,570
                                                  ---------------    ---------------   ---------------    ---------------
    Gross Profit ..............................           120,196            279,622           645,046            336,203

 Operating Expenses:
   Selling, general and administrative expenses           276,598            144,654         1,311,747          1,306,131
   Amortization expense, intangible assets ....            15,009             15,008           140,467             45,024
                                                  ---------------    ---------------   ---------------    ---------------
      Total Operating Expenses ................           291,607            159,662         1,452,214          1,351,155
                                                  ---------------    ---------------   ---------------    ---------------

Operating Income (Loss) .......................          (171,411)           119,960          (807,168)        (1,014,952)

Other Expense:
     Interest expense and financing costs .....            29,477             80,493           290,903            292,348
     Other Expense (Income) ...................           (17,266)              --             (43,754)              --
      Impairment of Long Lived Asset ..........           190,103               --             190,103               --
                                                  ---------------    ---------------   ---------------    ---------------
        Other Expense .........................           202,314             80,493           437,252            292,348
                                                  ---------------    ---------------   ---------------    ---------------

Income (Loss) before provision for income taxes          (373,725)            39,467        (1,244,420)        (1,307,300)

     Provision for income taxes ...............              --                 --                --                 --
                                                  ---------------    ---------------   ---------------    ---------------

Net Income (Loss) .............................          (373,725)   $        39,467        (1,244,420)   $    (1,307,300)
                                                  ===============    ===============   ===============    ===============


Net Income (Loss) per common share, basic .....   $          --      $          --     $          --      $          --
    and diluted
                                                  ===============    ===============   ===============    ===============

Weighted average shares of common stock
   Outstanding, basic and diluted .............     2,225,630,943      3,701,056,261     2,456,302,855      1,050,769,024
                                                  ===============    ===============   ===============    ===============





        The notes to the consolidated condensed financial statements are an integral part of these statements.

        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months    Nine Months
                                                                      Ending          Ending
                                                                   September 30,   September 30,
                                                                      2006            2005
                                                                  -------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net cash used in operating activities ................   $  (149,869)   $  (435,535)
CASH FLOWS FROM INVESTING ACTIVITIES
   Change in Investments .......................................          --             --
   Cash Paid on Purchase of Subsidiary .........................          --          (50,000)
   Cash Acquired on Purchase of Subsidiary .....................          --          370,444
   Cash Paid on Purchase of Sublicense Agreement ...............          --         (200,000)
   Purchase of equipment .......................................       (75,251)          --
                                                                   -----------    -----------
         Net cash provided by (used in) investing activities ...       (75,251)       120,444

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of convertible debt ..................          --          615,000
   Payment of financing costs ..................................          --          (68,000)
   Principal payments - mortgages and short term notes .........      (219,300)       (16,066)
   Loans from related parties ..................................       345,392        130,677
   Issuance of Common Stock - exercise of stock options ........       332,155           --
   Redemption of preferred stock ...............................          --         (234,931)
                                                                   -----------    -----------
        Net cash provided by financing activities ..............       458,247        426,680

                                                                   -----------    -----------
Net increase in cash ...........................................       233,127        111,589

   Cash at beginning of period .................................       156,868           --
                                                                   -----------    -----------

   Cash at end of period .......................................   $   389,995    $   111,589
                                                                   ===========    ===========

SUPPLEMENTAL STATEMENT OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Conversion of debentures and interest into common stock ........   $   404,122    $    54,365

                                                                   ===========    ===========

Issuance of stock subscription .................................   $    75,000    $      --
                                                                   ===========    ===========

Issuance of Stock Options for Financing Fees ...................   $      --      $   176,485
                                                                   ===========    ===========
Issuance of stock options for services .........................   $   300,000    $      --
                                                                   ===========    ===========

Issuance of common stock for services ..........................   $   160,000    $      --
                                                                   ===========    ===========

Conversion of redeemable preferred stock into Series B preferred   $      --      $ 2,515,069
                                                                   ===========    ===========

Conversion of Series A Preferred stock to common stock .........   $ 3,000,000    $      --
                                                                   ===========    ===========

Cancellation of Series B Preferred stock .......................   $       252    $      --
                                                                   ===========    ===========
Issuance of  preferred Series C Stock at par for a acquisition .   $       450    $      --
                                                                   ===========    ===========
Issuance of  preferred Series C additional paid in capital for .   $ 1,935,313    $      --
acquisition
                                                                   ===========    ===========
Conversion of preferred Series C stock for convertible debt ....   $      --      $ 2,936,897
assumption
                                                                   ===========    ===========
Conversion of convertible debentures and interest into Series C
Preferred stock ................................................   $ 1,150,369    $      --
                                                                   ===========    ===========

       The notes to the consolidated condensed financial statements are an integral part of these statements.

       GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.          GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $1,244,420 for the nine months ended September 30, 2006. As of September 30, 2006 the Company had $389,995 in cash, and current liabilities exceeded current assets by $347,896. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans include raising additional proceeds from debt and equity transactions to fund operations and to increase revenue and cut expenses to reduce the loss from operations. There can be no assurances that GS Energy will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

3.       ACQUISITIONS

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

AIR CYCLE CORPORATION

On December 21, 2005, GS Energy acquired GreenShift's 30% stake in Air Cycle Corporation in return for 10% of GS Energy's fully diluted capital stock, which was executed by amending GreenShift's dilution protection agreement with GS Energy from 70% to 80%. The purchase price for the acquisition of Air Cycle Corporation by GreenShift Corporation ("GreenShift") was $265,000 ($50,000 in cash and $215,000 payable). Immediately following GreenShift's acquisition of Air Cycle Corporation, GreenShift transferred it's ownership to the Company. The Company recorded an investment in Air Cycle Corporation at GreenShift's cost of $265,000, an investment payable of $215,000 and a $50,000 increase in paid-in capital. The investment payable was $115,000 as of September 30, 2006. Air Cycle offers recycling services and transportation throughout North America to assist facilities in the proper disposal of lamps, ballasts, batteries, and computer hardware. The Company accounts for the investment in Air Cycle using the equity method of accounting.

        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.       ACQUISITIONS (CONTINUED)

Following is a summary of financial position and results of operations of investments for which the Company uses the equity method of accounting:

For the nine months ended September 30, 2006

Total Assets               $        780,486

Total Liabilities          $        494,600

Net Sales                  $        2,409,048

Net Income                 $        62,225

STERLING PLANET, TERRAPASS, GS SOLAR, GS WIND, GS HYDRO, GS WAVE

On July 1, 2006, GS Energy acquired from its majority shareholder, GreenShift Corporation, all of GreenShift's interest in Sterling Planet, Inc. (approximately 10% of the capital stock, valued at cost of $1,685,333), all of its interest in TerraPass, Inc. (approximately 10% of the capital stock, valued at cost of $250,430), and all of the capital stock of four recently formed corporations: GS Solar, Inc., GS Wind, Inc., GS Hydro, Inc. and GS Wave, Inc. The latter four corporations were organized to engage in the development of clean energy projects. In exchange for the shares in the six corporations, GS Energy issued to GreenShift Corporation 450,000 shares of GS Energy Series C Preferred Stock, bringing to 2,000,000 the number of shares of GS Energy Series C Preferred Stock owned by GreenShift.

GreenShift will be entitled to convert its 2,000,000 shares of GS Energy Series C Preferred Stock into 200,000,000 shares of GS Energy common stock. GreenShift will also be entitled to cast 200,000,000 votes at each meeting of GS Energy shareholders by reason of its ownership of the GS Energy Series C Preferred Stock. Each share of GS Energy Series C preferred Stock will have a $1.00 preference over the common stock in the event of a liquidation of GS Energy.

        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


4.        OPTIONS AND WARRANTS

The following is a table of stock options and warrants outstanding as September
30, 2006:
                                                    Number of Shares       Weighted Average
                                                                            Exercise Price

   Outstanding at December 31, 2005                   587,500,000      $        .0005
    Granted at fair value                             300,000,000               .0015
     Forfeited                                              --                    --
     Exercised                                       (375,000,000)              .0006
                                                     ---------------------------------
Outstanding at September 30, 2006                     512,500,000               .0010



Summarized information about GS Energy's stock options outstanding at September
30, 2006 is as follows:

                                                  Weighted                                 Exercisable
                                                   Average
        Exercise Prices           Number of       Remaining       Weighted         Number of Options  Weighted Average
                                   Options       Contractual      Average                               Exercise Price
                                 Outstanding        Life       Exercise Price
--------------------------------------------------------------------------------------------------------------------
$0.0005                            162,500,000            8.50         0.0005       162,500,000              0.0005
$0.0005                            100,000,000            8.50         0.0005       100,000,000              0.0005
$0.0015                            250,000,000            9.50         0.0015       250,000,000              0.0015
                                ---------------                               ------------------
                                   512,500,000                                      512,500,000

Options exercisable at September 30, 2006 were 512,500,000, with a weighted average exercise price of $0.00099 per share. The fair value of each option granted during 2005 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                    2005             2006
                                            ----------------------------------

Dividend yield                                      --                 --
Expected volatility                                  69%               150%
Risk-free interest rate                               2%              4.86%
Expected life                                     10 yrs.           10 yrs.

        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
               NOTES TO CONDENSE CONSOLIDATED FINANCIAL STATEMENTS



5.       RELATED PARTY TRANSACTIONS

RIGHT OF FIRST REFUSAL MANUFACTURING AGREEMENT

WDS holds the right of first refusal to provide all of the equipment manufacturing needs of GS CleanTech Corporation and GS AgriFuels Corporation. GS Energy, GS CleanTech and GS AgriFuels are all majority held subsidiaries of GreenShift Corporation.

SALES TO GS ETHANOL TECHNOLOGIES AND MEAN GREEN BIOFUELS

During the quarter ended September 30, 2006 WDS performed engineering and manufacturing services for GS Ethanol Technologies, Inc. ("GSET"), a subsidiary of GS CleanTech Corporation. GreenShift Corporation, the majority shareholder of GS Energy, is also the majority shareholder of GS CleanTech Corporation. Revenues related to services performed for GSET totaled $190,925 for the three months ended September 30, 2006 and $262,459 for the nine months ended September 30, 2006. In addition, WDS generated revenue from Mean Green Biofuels, Inc., a subsidiary of GS Agrifuels of $27,850 for the quarter and nine months ended Septermber 30, 2006. Greenshift Corporation is the parent of GS Agrifuels.

GSET has recently executed a number of agreements relative to its corn oil and animal fat extraction technologies and has acquired certain parts and inventory relating to these agreements that are located at WDS's manufacturing operation. WDS anticipates the commencement of work on these projects upon the completion of the final site engineering for each agreement.

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

TRANSFER OF ASSETS FROM GREENSHIFT CORPORATION

On July 1, 2006, GS Energy acquired from its majority shareholder, GreenShift Corporation, all of GreenShift's interest in Sterling Planet, Inc., all of its interest in TerraPass, Inc., and all of the capital stock of four recently formed corporations: GS Solar, Inc., GS Wind, Inc., GS Hydro, Inc. and GS Wave, Inc. See Note 3 above for additional information.

LOANS TO RELATED PARTIES

During the third quarter of 2006, GS Energy loaned Sterling Planet $250,498. A subsidiary of GS Energy owns approximately 10% of Sterling Planet.

        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



6.       LONG-TERM DEBT

Following is a summary of long-term debt at December 31, 2005:

Note payable at 7% interest with the principal and interest due May 8, 2006.
This note is personally guaranteed by the president of Warnecke Design, Inc. ...........   $   99,893

Note payable at 3.5% interest, due in monthly installments of $941 including interest through February 1, 2010. This note is secured by a second lien on property with a book
value of $433,448 ......................................................................       34,640

Note payable at 7% interest, due in annual installments of $150,000 every January ......
Interest is payable monthly.  The note is secured by a mortgage on property with a book value of $433,448 guaranteed by the president of Warnecke Design, Inc. Subsequent to the year ended December 31, 2005, this note was in default when the January 2006 payment was not made There is no default penalty per the agreement and the note holder agreed to
extend the January 2006 payment until June 2006 ........................................      437,937

10% installment loan payable in monthly installments of $2,971 including interest ...............................................................................
Secured by equipment with a book value of $61,106 ......................................       36,500

Installment loan at 5.22% due in monthly installments of $922 including interest .......       21,236

Installment loan at 7.99% due in monthly installments of $317 including interest .......        3,350

Mortgage payable at 4% interest due in monthly installments of $1,849 including interest
through 2018.  The mortgage is secured by the property with a book value of $433,448 ...      164,299

Mortgage payable at 5% interest due in monthly installments of $1,224 including interest
through 2023.  The mortgage is secured by property with a book value of $433,448 .......      208,918
                                                                                           ----------

                                                                                            1,006,771

Less Current Maturities ................................................................      339,893
                                                                                           ----------

Long-term Debt, net of Current Maturities ..............................................   $  666,878
                                                                                           ==========



Following are maturities of long-term for each of the next five years:

    2007                                                           339,893
    2008                                                           188,496
    2009                                                           175,517
    2010                                                            23,848
    2011                                                            25,416
 Thereafter                                                        253,601
                                                            -----------------

                                                             $    1,006,771
                                                            =================

        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.       IMPAIRMENT OF LONG LIVED ASSETS

WRITE-OFF OF CAPITALIZED WEBSITE COSTS

Costs associated with the development of the GS Energy website had been capitalized, to be amortized over a five year period. In the third quarter of 2006, Management determined that the website did not represent a future economic benefit and the entire remaining balance of $190,103 was written off as of September 30, 2006.

8.       SUBSEQUENT EVENTS

SALE OF EQUITY SECURITIES

On October 9, 2006, GS Energy Corporation completed its sale of 100% of the outstanding capital stock of GS Carbon Trading, Inc. to DirectView, Inc. in return for 1.8 billion shares of DirectView's common stock and 100,000 shares of DirectView's new Series 2 Preferred Stock. DirectView's Series 2 Preferred Stock gives GS Energy voting rights equal to the number of common shares into which the Series 2 stock can be converted. The Series 2 Preferred Stock includes conversion adjustment provisions that , until December 31, 2008, automatically adjust the conversion and voting rate the Series 2 stock to be and remain equal to 80% of DirectView's fully-diluted issued and outstanding capital stock when taken with GS Energy's then-current DirectView common stock holdings. After December 31, 2008 the conversion rate and voting rights are such as they were on December 31, 2008.

AGREEMENT OF MERGER WITH GS AGRIFUELS

On October 18, 2006, we executed an agreement to merge with GS AgriFuels. Under the terms of the merger agreement, holders of GS Energy common stock will receive 1 share of GS AgriFuels common stock for each 1,000 shares owned in GS Energy. This corresponds to a total of about 2.5 million shares of GS AgriFuels common stock that will be issued to GS Energy common stock shareholders upon the closing of the merger. GreenShift, which currently owns about 90% of GS AgriFuels and about 80% of GS Energy in the form of preferred stock, will exchange its GS Energy stock for GS AgriFuels stock such that GreenShift will own about 85% of GS AgriFuels after completion of the merger.

In connection with the execution of the merger agreement, we transferred our 85% stake in DirectView, Inc., our 30% stake in AirCycle Corporation and our inactive Separation and Recovery Technologies subsidiary to GreenShift as repayment for about $600,000 in debt due to GreenShift and to redeem 400,000 shares of GS Energy preferred stock with a face value of $400,000.

GUARANTY AGREEMENT

On October 31, 2006 GS Energy guaranteed the following obligations:

o 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc., to Stillwater Asset-Based Fund, LP;

o 3-year Secured Convertible Debenture in the principal amount of $13,000,000 issued by GS AgriFuels Corporation to Cornell Capital Partners, LP.


GS Energy's guaranty was secured by a pledge of its assets. The proceeds of the financing transactions were used to fund the acquisition by GS AgriFuels Corporation of NextGen Fuels, Inc., a current customer of GS Energy's Warnecke Design manufacturing subsidiary.

GS AgriFuels Corporation is a subsidiary of GreenShift Corporation, which owns 80% of the equity in GS Energy Corporation. NextGen Acquisition, Inc., is a subsidiary of GS AgriFuels Corporation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

GS Energy Corporation ("we," "our," "us," "GS Energy," or the "Company") was founded to build an integrated clean energy production company with a focus on distributed power generation and sales and the trading and sales of renewable energy and energy efficiency certificates.

During the nine months ended September 30, 2006, we conducted our operations through our subsidiaries, GS Carbon Trading, Inc., and GS Manufacturing, Inc. GS Carbon Trading holds minority stakes in Sterling Planet, Inc. (about 10%), a leading retail provider of solar, wind and other clean, renewable energy certificates, and TerraPass, Inc. (about 10%), an innovative clean energy sales company that focuses on offsetting the carbon dioxide output of personal vehicles with renewable energy and other carbon credits. GS Manufacturing also holds majority stakes in two subsidiaries, Warnecke Design Service, Inc. (100%), a specialty metal manufacturer, and Air Cycle Corporation (about 30%), a manufacturer of electronics and other recycling equipment.

GS Carbon Trading

GS Carbon's Sterling Planet subsidiary is the nation's leading retail renewable energy provider and has established a strong reputation as the premier market maker for renewable energy sales. Sterling has sold over 4 billion kilowatt hours of renewable energy since its inception, representing enough energy to power 350,000 homes for a full year and offset 2.6 million tons of carbon dioxide.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



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

Restructuring Plan

During October 2006, we commenced implementation of a plan to restructure our carbon trading investments and our manufacturing operations.

On October 9, 2006, we completed the sale of 100% of the outstanding capital stock of GS Carbon Trading to DirectView, Inc., a publicly traded company, in return for about 85% of DirectView's issued and outstanding stock. GS Carbon's chief goal is to affect reductions in the carbon intensity of energy consumption and it plans to accomplish this through its ongoing investments in and support of Sterling Planet and TerraPass and their trading and sales of renewable energy certificates, energy efficiency certificates, and other similar attributes that represent the positive environmental attributes of reduced carbon emissions.

On October 18, 2006, we executed an agreement to merge with GS AgriFuels. Under the terms of the merger agreement, holders of GS Energy common stock will receive 1 share of GS AgriFuels common stock for each 1,000 shares owned in GS Energy. This corresponds to a total of about 2.5 million shares of GS AgriFuels common stock that will be issued to GS Energy common stock shareholders upon the closing of the merger. GreenShift, which currently owns about 90% of GS AgriFuels and about 80% of GS Energy in the form of preferred stock, will exchange its GS Energy stock for GS AgriFuels stock such that GreenShift will own about 85% of GS AgriFuels after completion of the merger.

In connection with the execution of the merger agreement, we transferred our 85% stake in DirectView, Inc., our 30% stake in AirCycle Corporation and our inactive Separation and Recovery Technologies subsidiary to GreenShift as repayment for about $600,000 in debt due to GreenShift and to redeem 400,000 shares of GS Energy preferred stock with a face value of $400,000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GS Energy incurred a loss of $1,244,420 during the nine months ended September 30, 2006, and GS Energy had $389,995 in cash at September 30, 2006. These matters raise substantial doubt about GS Energy's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

Our total liabilities as of September 30, 2006 were $2,623,565. We cannot afford to pay these amounts out of our operating cash flows.

We lack capital to fund our operations.

During the nine months ended September 30, 2006 our operations used $149,869 in cash. In addition, during those nine months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

Total revenues were $3,498,843 for the nine months ended September 30, 2006, and $1,625,773 for the nine months ended September 30, 2005.

The majority of revenues realized during nine months ended September 30, 2006 were due to the operating activities of our recently acquired subsidiary, Warnecke Design Services, Inc. ("WDS"). WDS has traditionally engaged in the engineering and fabrication of manufacturing equipment for large domestic and international manufacturers, and revenues for the quarter ended September 30, 2006 related primarily to orders from that customer base.

WDS is currently executing a growth plan targeted at designing and fabricating processing equipment for the biofuels industry. This plan includes engineering and fabrication services for GS CleanTech Corporation, who is also owned by GS Energy's parent company, GreenShift Corporation, as well as for other nonaffiliated companies in the alternative fuels industry. Although the Company expects increases in revenue from these areas of expansion, there can be no assurance that the growth plan can be successfully implemented.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2006 was $2,853,797, all of which were related to WDS. Cost of revenues included direct labor costs of $972,425, purchased components and other direct costs of $1,481,760, and indirect labor and manufacturing overhead of $399,612. Cost of revenues for the nine months ended September 30, 2005 was $1,289,570.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2006 and September 31, 2005 were $1,311,747 and $1,306,131, respectively.
Selling, general and administrative expenses are expected to remain high as a percentage of sales until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense and Financing Costs

Interest expense and financing cost for the nine months ended September 30, 2006 and September 30, 2005 was $290,903 and $292,348, respectively. The interest expense was primarily attributable to our financing agreements with Cornell and Highgate.

We incurred $83,653 in amortization of financing costs during the nine months ended September 30, 2006. These expenses represent the costs incurred in connection with the Highgate and Cornell Debentures and the fees we paid to compensate the parties associated with these financing transactions.

The Interest expenses and financing costs noted above are expected to decrease in future quarters due to the fact the Cornell Debentures were converted into common stock and the Highgate Debentures were assumed by GreenShift. Interest expense and financing costs could increase in future periods if the Company obtains new debt or equity financing.

Net Income and Net Loss

Our net loss for the nine months ended September 30, 2006, was $1,244,420, and our net loss for the nine months ended September 30, 2005 was $1,307,300. The net loss incurred was due to the expenses and other factors described above.

Liquidity and Capital Resources

The Company had $2,623,565 in liabilities at the end of the nine months ended September 30, 2006

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2005

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

The Company had $408,185 in accounts payable and accrued expenses at September 30, 2006. The Company may not be able to satisfy these amounts predominantly out of cash flows from its operations, and may need to obtain additional financing to satisfy these obligations.

As of September 30, 2006, the Company owed $22,076 to various officers.

At the present time the Company does not have commitments from anyone to provide funds for the operations of GS Energy. Management continues to seek funding and any additional funding that is obtained is likely to involve the issuance of large amounts of stock, and will further dilute the interests of the existing shareholders.

Cash

Our primary sources of liquidity are cash provided by investing and financing activities. For the nine months ended September 30, 2006, net cash used in operating activities was $149,869.

Liquidity

We  used  cash  provided  from  investing  and  financing   activities  to  fund
operations. We intend to use cash provided from operating activities to fund operations during the fiscal year 2006.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and common stock. The
Company's capital resources can be expected to be impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At September 30, 2006 the Company had $389,995 in cash.

Cash Flows for the Quarter Ended September 30, 2006

For the nine months ending, 2006, we obtained net cash from financing of $458,247 and used cash for investing activities of $75,251.

The Company had a negative working capital position of $347,896 at September 30, 2006. In reviewing our financial statements as of September 30, 2006, our auditor concluded that there was substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

On October 31, 2006 NextGen Acquisition, Inc., a subsidiary of GS AgriFuels, completed a sale of securities to Stillwater Asset-Based Fund, LP pursuant to a Securities Purchase Agreement dated as of October 27, 2006. The Agreement called for Stillwater to purchase a Term Note in the principal amount of $6 million.

The obligations of NextGen Acquisition, Inc. under the Term Note have been guaranteed by GS Energy Corporation, Warnecke Design Services, Inc. and Warnecke Rentals, LLC. Each of the Guarantors has pledged its assets to secure its guaranty.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting him in a timely manner to material information relating to the Company that are required to be included in the Company's periodic SEC filings.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the three months ended September 30, 2006

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2006:

Exhibit Number             Description

31.1 Certification    of   Chief    Executive    Officer    pursuant   to   Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002..



31.2 Certification    of   Chief    Financial    Officer    pursuant   to   Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002.



32.1 Certification  of Chief  Executive  Officer  and  Chief  Financial  Officer
     pursuant  to  18  U.S.C.   Section  1350,   as  adopted   pursuant  to  the
     Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.
GS ENERGY CORPORATION
By:             /S/      KEVIN KREISLER
                -----------------------
                         KEVIN KREISLER
                         Chairman and Chief Executive Officer
Date:                    November 14, 2006


                /S/      JAMES GRAINER
                ----------------------
By:                      JAMES GRAINER
                         Director, Chief Financial Officer,
                           Chief Accounting Officer
Date:                    November 14, 2006