Form 10KSB
period 2006-12-31
GS Energy CORP
filed 2007-04-17
CIK 1127242

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
                            -------------------------


                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                          COMMISSION FILE NO.: 0-32143



                              GS ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                         20-3148296
--------------------------------------------------------------------------------
(State of other jurisdiction of                               (IRS Employer
incorporation or organization                                Identification No.)


One Penn Plaza, Suite 1612, New York, NY                                10119
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. (X)

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes __ No X

State issuer's revenues for its most recent fiscal year: $5,844,799.

The  number of  outstanding  shares of  common  stock as of April 16,  2007 was:
2,497,163,844. Based on the closing price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 16, 2007 was $2,996,596.

Transitional Small Business Disclosure Format:                      Yes __ No X



DOCUMENTS INCORPORATED BY REFERENCE: None

                             GS ENERGY CORPORATION

                           ANNUAL REPORT ON FORM 10KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006


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

Part II
Item 5      Market for Registrant's Common Equity and Related Stockholder Matters ...........................8
Item 6      Management's Discussion and Analysis of Financial Condition and Results of Operations............9
Item 7      Financial Statements ...........................................................................13
Item 8      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............35
Item 8A   Controls and Procedures ..........................................................................35

Part III
Item 9      Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act   ......................................................36
Item 10     Executive Compensation .........................................................................37
Item 11     Security Ownership of Certain Beneficial Owners and Related Stockholder Matters ................37
Item 12     Certain Relationships and Related Transactions .................................................38

Part IV
Item 13     Exhibits and Reports on Form 8K ................................................................39
Item 14     Principal Accountant Fees and Services .........................................................40

Signatures..................................................................................................41


                           Forward Looking Statements

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2007.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GS Energy Corporation ("we," "our," "us," "GS Energy," or the "Company"), during the twelve months ended December 31, 2006, conducted its operations through its subsidiary GS Manufacturing, Inc. GS Manufacturing holds majority stake in Warnecke Design Service, Inc. (100%), a specialty metal manufacturing company that provides custom equipment manufacturing services for its clients including machine design, machine building, control system electronics and programming, and maintenance support services. Warnecke currently services clients in the biofuels, automotive, electronics, lighting, plastics, rubber and food products industries.

Warnecke is the exclusive manufacturer for NextGen Fuel, Inc., a subsidiary of GS AgriFuels Corporation. In addition, Warnecke Design holds the right of first refusal to provide all of the equipment manufacturing needs of GS CleanTech Corporation. GS Energy, GS CleanTech and GS AgriFuels are all majority held subsidiaries of GreenShift Corporation.

Our executive offices are located at One Penn Plaza, Suite 1612, New York, NY 10119. Our telephone number is 212-994-5374.

More information on GS Energy Corporation and its business model is available online at www.gs-energy.com where we will also provide free access to our annual reports on Form 10KSB, quarterly reports on Form 10QSB, current reports on Form 8K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC.

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, GS Energy Corporation's business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

There is substantial doubt concerning our ability to continue as a going concern.

GS Energy Corporation incurred a loss of $1,023,150 during the twelve months ended December 31, 2006, and GS Energy Corporation had approximately $419,881 in cash at December 31, 2006. These matters raise substantial doubt about GS Energy Corporation's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

The exercise of our outstanding warrants and options and GS Energy Corporation's various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

The exercise of our outstanding warrants and options could result in the issuance of up to 237,500,000 shares of common stock, assuming all outstanding warrants and options are currently exercisable. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

We may be unable to satisfy our current debts.

Our total liabilities as of December 31, 2006 were $2,343,071. We cannot afford to pay these amounts out of our operating cash flows.

We lack capital to fund our operations.

During the twelve months ended December 31, 2006 our operations used $89,568 in cash. In addition, during those twelve months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders and the issuance convertible debentures funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

Our success depends on the contributions of our key management, and engineering personnel. The loss of these officers could result in lost sales opportunities, lost business, difficulties operating our assets, difficulties raising additional funds and could therefore significantly impair our financial condition. Our future success depends on our ability to retain and expand our staff of qualified personnel, including environmental technicians, sales personnel and engineers. Without qualified personnel, we may incur delays in rendering our services or be unable to render certain services. We may not be successful in our efforts to attract and retain qualified personnel as their availability is limited due to the demand of hazardous waste management services and the highly competitive nature of the hazardous waste management industry. We do not maintain key person insurance on any of our employees, officers or directors.

GreenShift Corporation can exert control over us and may not make decisions that further the best interests of all stockholders.

GreenShift Corporation controls 100% of our outstanding Series C preferred stock. The preferred shares are convertible into 80% of our Common Stock. As a result, GreenShift Corporation exerts a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

GS Energy Corporation is not likely to hold annual shareholder meetings in the next few years.

Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Kevin Kreisler and James L. Grainer, who are currently the directors of GS Energy Corporation, were appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that Mr. Kreisler and Mr. Grainer will appoint them. As a result, the shareholders of GS Energy Corporation will have no effective means of exercising control over the operations of GS Energy Corporation.

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

The volatility of the market for GS Energy Corporation common stock may prevent a shareholder from obtaining a fair price for his shares.

The common stock of GS Energy Corporation is quoted on the OTC Bulletin Board. It is impossible to say that the market price on any given day reflects the fair value of GS Energy Corporation, since the price sometimes moves up or down by 50% or more in a week's time. A shareholder in GS Energy Corporation who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

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

GS Energy Corporation common stock is defined by the SEC as a "penny stock" because it trades at a price less than $5.00 per share. GS Energy Corporation common stock also meets most common definitions of a "penny stock," since it trades for less than $1.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for GS Energy Corporation common stock as long as it remains a "penny stock." This situation may limit the liquidity of your shares.

ITEM 2.  DESCRIPTION OF PROPERTIES

GS Energy Corporation currently maintains office space in the leased office of its parent, Greenshift, at One Penn Plaza, Suite 1612, New York, NY. The lease for this space expires in May of 2011. We paid no rent during 2006 for these offices. During 2007 GS Energy Corporation does not expect to pay rent for these offices. We believe these offices will be sufficient for our needs for the foreseeable future.

Warnecke Design Services, Inc. (WDS) leases its 18,000 square foot office and production facility in Ohio from a company owned by its principal shareholder. The Company pays $5,000 per month rent under a month to month lease. WDS leases 20,000 square feet of additional production and testing space and pays $1,500 on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

GS Energy's subsidiary, Warnecke Design Services, Inc., is a nameed party in a complaint against a customer of the company in which an engineering company that performed services for that customer alleges non-payment of services, breach of contract, and the disclosure of trade secrets. The Company intends to vigorously defend itself against this complaint and does not currently have enough information to assess the likely ovtcome of this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

GS Energy Corporation's Common Stock trades on the OTC Bulletin Board under the symbol "GSEG." The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's Common Stock during the past two years as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

--------------------------------------------------------------------------------
Period                              High                       Low
--------------------------------------------------------------------------------
2006 First Quarter                 .0019                      .0011
2006 Second Quarter                .009                       .0012
2006 Third Quarter                 .0036                      .0021
2006 Fourth Quarter                .0023                      .0009

2005 First Quarter                 .011                       .0005
2005 Second Quarter                .0075                      .0005
2005 Third Quarter                 .0069                      .0028
2005 Fourth Quarter                .0053                      .0015

                                      Approximate  Number of Holders
Title of Class                       of Record as of April 13, 2007
--------------------------------------------------------------------------------
Common Stock,  0.001 par value                   149

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



SALE OF UNREGISTERED SECURITIES

GS Energy Corporation did not sell any unregistered equity securities during the 4th quarter of 2006.


REPURCHASE OF EQUITY SECURITIES

GS Energy Corporation did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

                           Forward Looking Statements

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of the Business - Business Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2007.

OVERVIEW

GS Energy Corporation ("we," "our," "us," "GS Energy," or the "Company"), during the twelve months ended December 31, 2006, conducted its operations through its subsidiary GS Manufacturing, Inc. GS Manufacturing owns 100% of Warnecke Design Service, Inc. (100%), a specialty metal manufacturing company that provides custom equipment manufacturing services for its clients including machine design, machine building, control system electronics and programming, and maintenance support services. Warnecke currently services clients in the biofuels, automotive, electronics, lighting, plastics, rubber and food products industries.

Warnecke is the exclusive manufacturer for NextGen Fuel, Inc., a subsidiary of GS AgriFuels. In addition, Warnecke Design holds the right of first refusal to provide all of the equipment manufacturing needs of GS CleanTech Corporation and GS AgriFuels Corporation. GS Energy, GS CleanTech and GS AgriFuels are all majority held subsidiaries of GreenShift Corporation.

RESTRUCTURING PLAN

During October 2006, we commenced implementation of a plan to restructure our carbon trading investments and our manufacturing operations.

On October 9, 2006, we completed the sale of 100% of the outstanding capital stock of GS Carbon Trading, a wholly owned subsidiary of the Company, to DirectView, Inc., a publicly traded company, in return for about 85% of DirectView's issued and outstanding stock. GS Carbon, a newly formed company, was established to affect reductions in the carbon intensity of energy consumption and it plans to accomplish this through its ongoing investments in and support of Sterling Planet and TerraPass and their trading and sales of renewable energy certificates, energy efficiency certificates, and other similar attributes that represent the positive environmental attributes of reduced carbon emissions.

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

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

Revenues

Total revenues were $5,844,799 for the year ended December 31, 2006, and $2,427,196 for the twelve months ended December 31, 2005.

All revenues realized during the year ended December 31, 2006 were due to the operating activities of our subsidiary, Warnecke Design Services, Inc. ("WDS"). WDS has traditionally engaged in the engineering and fabrication of manufacturing equipment for large domestic and international manufacturers, and revenues for the year ended December 31, 2006 related primarily to orders from that customer base.

WDS is currently executing a growth plan targeted at designing and fabricating processing equipment for the biofuels industry. This plan includes engineering and fabrication services for both nonaffiliated companies and GS AgriFuels and its wholly owned subsidiary NextGen Fuels, and GS CleanTech Corporation. Both of these companies are controlled through an 80% or greater ownership by GS Energy's parent company, Greenshift Corporation. Although the company expects increases in revenue from these areas of expansion, there can be no assurance that the growth plan can be successfully implemented.

Cost of Revenues

Cost of revenues for the year ended December 31, 2006 was $4,428,955, all of which were attributable to WDS. Cost of revenues included direct labor costs of $1,263,679, purchased components and other direct costs of $2,641,927, and indirect labor and manufacturing overhead of $523,349. Cost of revenues for the year ended December 31, 2005 was $2,084,966

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2006 were 1,800,620 and for the year ending December 31, 2005 were $1,772,834. Selling, general and administrative expenses are expected to remain high as a percentage of sales until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense and Financing Costs

Interest expenses and financing costs for the year ended December 31, 2006 were $326,849 and for the year ended December 31, 2005 were $385,626. The interest expense was primarily attributable to our financing agreements with Cornell and Highgate.

We incurred $83,653 in amortization of financing costs during the twelve months ended December 31, 2006. These expenses represent the costs incurred in connection with the Highgate and Cornell Debentures and the fees we paid to compensate the parties associated with these financing transactions.

The interest expenses and financing costs noted above are expected to decrease in future quarters due to the fact the Cornell Debentures were converted into common stock and the Highgate Debentures were assumed by GreenShift. Interest expense and financing costs could increase in future periods if the Company obtains new debt or equity financing.

Net Income and Net Loss

Our net loss for the year ended December 31, 2006 was $1,023,150 and for the year ended December 31, 2005 was $1,876,262. The net loss incurred was due to the expenses and other factors described above.

Liquidity and Capital Resources

The company had $2,343,071 in liabilities at the end of the twelve months ended December 31, 2006.

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

Additionally, on February 2, 2006, Cornell Capital Partners, LP, converted $404,122 of debt into common stock. The amount converted equaled the entirety of the principal and accrued interest on the convertible Debenture issued by GS Energy to Cornell.

The completion of the above described transactions resulted in the conversion of all of GS Energy's outstanding convertible debt with Cornell and Highgate, and the reduction of GS Energy's debt by a total of $1,554,491.

The company had $885,300 in accounts payable and accrued expenses at December 31, 2006. The Company may not be able to satisfy these amounts predominantly out of cash flows from its operations, and may need to obtain additional financing to satisfy these obligations.

Cash

Our primary sources of liquidity are cash provided by investing and financing activities. For the twelve months ended December 31, 2006, net cash used in operating activities was $89,568.

Liquidity

We  used  cash  provided  from  investing  and  financing   activities  to  fund
operations.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payment on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and common stock. The
Company's capital resources can be expected to be impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At December 30, 2006 the company had $419,881 in cash.

Cash Flows

For the twelve months ending December 31, 2006, we obtained net cash from financing of $602,904 and used cash for investing activities of $250,323.

The Company had a working capital position of $255,696 at December 31, 2006. In reviewing our financial statements as of December 31, 2006, our auditor concluded that there was substantial doubt as to our ability to continue as a going concern.

Off Balance Sheet Arrangements

On October 31, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels, completed a sale of securities to Stillwater Asset-Based Fund, LP pursuant to a Securities Purchase Agreement dated as of October 27, 2006. The Agreement called for Stillwater to purchase a Term Note in the principal amount of $6 million.

The obligations of NextGen Acquisition, Inc. under the Term Note have been guaranteed by GS Energy Corporation, Warnecke Design Services, Inc. and Warnecke Rentals, LLC. Each of the Guarantors has pledged its assets to secure its guaranty.

ITEM 7.  FINANCIAL STATEMENTS

                                                                        Page No
FINANCIAL STATEMENTS

     Report of Independent Registered Public Accounting Firm.................14

     Consolidated Balance Sheets.............................................15

     Consolidated Statements of Operations...................................16

     Consolidated Statements of Stockholders' Equity.........................17

     Consolidated Statements of Cash Flows...................................20

     Notes to Consolidated Financial Statements..............................22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GS Energy, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheet of GS Energy, Inc. & Subsidiaries as of December 31, 2006, and the consolidated related statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GS Energy, Inc. & Subsidiaries as of December 31, 2006 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that GS Energy, Inc. & Subsidiaries will continue as a going concern. As more fully described in the notes to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Rosenberg Rich Baker Berman & Co.

Bridgewater, New Jersey
April 16, 2007



                     GS ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2006


ASSETS
Current assets:
     Cash ...........................................................   $  419,881
     Accounts receivable - net of allowance for
            doubtful accounts of $26,560 ............................      349,942
     Accounts receivable - affiliate ................................      811,678
     Costs and estimated earnings in excess of
       billings on uncompleted contracts ............................      204,262
Costs and estimated earnings in excess of
       billings on uncompleted contracts - related party ............      412,419

     Prepaid expenses ...............................................       38,089
                                                                        ----------
Total current assets ................................................    2,236,271


Net fixed assets ....................................................      945,382

Goodwill ............................................................      905,579
                                                                        ----------

TOTAL ASSETS ........................................................   $4,087,232
                                                                        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable and accrued expenses ..........................      885,300
Current portion of mortgages and notes payable ......................       67,004
     Loans payable - Related parties ................................      646,178
     Billing in excess of costs and estimated earnings
       on uncompleted contracts .....................................       21,381
     Billing in excess of costs and estimated earnings
       on uncompleted contracts - related party .....................      360,712
                                                                        ----------
     Total current liabilities ......................................    1,980,575
Long term liabilities
     Mortgage and notes payable, net of current portion .............      362,496
                                                                        ----------
         Total long term liabilities ................................      362,496
                                                                        ----------
TOTAL LIABILITIES ...................................................    2,343,071


STOCKHOLDERS' EQUITY

 Preferred stock, $0.001 par value:
     Series C: 400,000 authorized, 1,600,369 issued and outstanding .        1,600
     Series D: 1,000,000 authorized, 1,000,000 issued and outstanding        1,000
Common stock, $0.001 par value, 5,000,000,000 authorized;
  2,527,163,844 issued and outstanding ..............................    2,527,164
Additional paid-in capital ..........................................    5,564,849
Accumulated deficit .................................................   (6,350,452)
                                                                        ----------
TOTAL STOCKHOLDERS' EQUITY ..........................................    1,744,161
                                                                        ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ..........................   $4,087,232
                                                                        ==========

       The notes to the consolidated condensed financial statements are an integral part of these statements.


                     GS ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005


                                                               Twelve Months      Twelve Months
                                                                   Ended              Ended
                                                                Dec. 31, 2006     Dec. 31, 2005
                                                               --------------     ------------


Revenues (including related party revenues of $1,894,704) .   $   5,844,799      $   2,427,196
Cost of revenues (including cost of revenues of $1,509,600)       4,428,955          2,084,966
                                                              -------------      -------------
     Gross profit .........................................       1,415,844            342,230

Operating expenses
     Selling, general and administrative expenses .........       1,800,620          1,772,834
     Amortization expense, intangible assets ..............         140,467             60,032
                                                              -------------      -------------
         Total operating expenses .........................       1,941,087          1,832,866
                                                              -------------      -------------

Operating loss ............................................        (525,243)        (1,490,636)

Other expenses and financing costs
     Interest expense and financing costs .................         326,849            385,626
     Other (Income) Expense ...............................         (23,005)              --
     Impairment of Long Lived Asset .......................         190,103               --
                                                              -------------      -------------
     Other expense ........................................         493,947            385,626
                                                              -------------      -------------

Loss before provision for income taxes ....................      (1,019,190)        (1,876,262)

     Provision for income taxes ...........................           3,960               --
                                                              -------------      -------------

Net loss ..................................................   $  (1,023,150)     $  (1,876,262)
                                                              =============      =============

Net loss per common share, basic and diluted ..............   $        --        $        --
                                                              =============      =============

Weighted average of shares of common stock
  Outstanding, basic and diluted ..........................   2,456,781,844        794,114,168
                                                              =============      =============


       The notes to the consolidated condensed financial statements are an integral part of these statements.



                     GS ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2006



----------------------------------------------------------------------------------------------------------------------

                                       Series A               Series B          Series C               Series D
                                    Preferred Stock        Preferred Stock    Preferred Stock       Preferred Stock
----------------------------------------------------------------------------------------------------------------------
                                   Shares       Amount     Shares    Amount    Shares    Amount
---------------------------------------------------------------------------------------------------------------------
Balance at 12/31/04 ............   1,000,000     1,000       --      --           --        --          --     --
--------------------------------  ==========   =======   ========   =====   ==========   =======   =========  =====

--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Issuance of Series B Preferred .        --        --      251,507     252         --        --          --     --
Stock
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Issuance of Series C Preferred
Stock ..........................        --        --         --      --        400,000       400        --     --
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Conversion of debentures to ....        --        --         --      --           --        --          --     --
common stock
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Issuance of common stock for ...        --        --         --      --           --        --          --     --
acquisition of SRTI
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Issuance of stock options ......        --        --
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
    Officers ...................        --        --         --      --           --        --          --     --
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
    Highgate House, LLC ........        --        --         --      --           --        --          --     --
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Beneficial interest in equity
issued under convertible
debentures, net ................        --        --         --      --           --        --          --     --
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Contribution of Air Cycle
investment by GreenShift
Corporation ....................        --        --         --      --           --        --          --     --
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Exercise of stock options ......        --        --         --      --           --        --          --     --
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
compensation ...................        --        --         --      --           --        --          --     --
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Cancellation of common shares
by officer .....................        --        --         --      --           --        --          --     --
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Net loss .......................        --        --         --      --           --        --          --     --
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----

--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Balance at 12/31/05 ............   1,000,000   $ 1,000    251,507   $ 252      400,000   $   400        --     --
--------------------------------  ==========   =======   ========   =====   ==========   =======   =========  ======
Stock issued for services ......        --        --         --      --           --        --          --     --
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Exercise of stock options ......        --        --         --      --           --        --          --     --
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Conversion of debentures to ....        --        --         --      --           --        --          --     --
common stock
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Record Greenshift Preferred ....    (375,000)     (375)      --      --           --        --          --     --
conversion
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Book remaining convertible .....        --        --         --      --           --        --          --     --
debt to APIC
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Stock Option Compensation ......        --        --         --      --           --        --          --     --
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
To record issuance Series C ....        --        --     (251,507)   (252)   1,150,369     1,150        --     --
preferred to Greenshift for
assuming convertible debentures
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Record conversion preferred ....    (625,000)     (625)      --      --           --        --     1,000,000  1,000
series A and common stock to
series D
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
To record reduction of shares ..        --        --         --      --           --        --          --     --
issued under contract & equity
investment
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Record subscription receipts ...        --        --         --      --           --        --          --     --
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Preferred C shares in exchange .        --        --         --      --        450,000       450        --     --
for equity investment
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Record transfer to Greenshift ..        --        --         --      --       (400,000)     (400)       --     --
in exchange for redemption of
preferred stock & settlement
of debt
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Record 4th quarter stock .......        --        --         --      --           --        --          --     --
issuance to officers
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Record adjustment of stock .....        --        --         --      --           --        --          --     --
certificates from prior
transfer agent
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Net loss .......................        --        --         --      --           --        --          --     --
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----
Balance at 12/31/06 ............        --     $  --         --     $--      1,600,369   $ 1,600   1,000,000  1,000
--------------------------------  ----------   -------   --------   -----   ----------   -------   ---------  -----


--------------------------------------------------------------------------------------------------------------------------
                                                                Stock            Additional   Total Stockholders'
                                                             Subscription          Paid In   Accumulated  Equity (Deficit)
                                         Common Stock         Receivable           Capital              Deficit
--------------------------------------------------------------------------------------------------------------------------
                                     Shares       Amount
--------------------------------------------------------------------------------------------------------------------------
Balance at 12/31/04 ............      88,232,363        88,232        --        214,286    (3,451,040)  (3,147,522)
--------------------------------  ==============   ===========   =========   ==========   ===========   ==========

--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Issuance of Series B Preferred .            --            --          --      2,514,817          --      2,515,069
Stock
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Issuance of Series C Preferred
Stock ..........................            --            --          --        399,600          --        400,000
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Conversion of debentures to
common stock ...................      47,951,907        47,952        --          6,413          --         54,365
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Issuance of common stock for
acquisition of SRTI ............     434,782,608       434,783        --      1,521,738          --      1,956,521
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Issuance of stock options
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
    Officers ...................            --            --          --        172,933          --        172,933
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
    Highgate House, LLC ........            --            --          --        176,485          --        176,485
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Beneficial interest in equity
issued under convertible
debentures, net ................            --            --          --         36,489          --         36,489
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Contribution of Air Cycle
investment by GreenShift
Corporation ....................            --            --          --         50,000          --         50,000
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Exercise of stock options ......      50,000,000        50,000     (25,000)     (25,000)         --           --
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Issuance of stock for
compensation ...................     690,250,000       690,250        --        278,250          --        968,500
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Cancellation of common shares
by officer .....................     (50,000,000)      (50,000)       --         50,000          --           --
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Net loss .......................            --            --          --           --      (1,876,262)  (1,876,262)
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------

--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Balance at 12/31/05 ............   1,261,216,878   $ 1,261,217   $ (25,000)   5,396,011   $(5,327,302)   1,306,578
--------------------------------  ==============   ===========   =========   ==========   ===========   ==========
Stock issued for services ......     178,567,100       178,567        --        318,306          --        496,873
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Exercise of stock options ......     375,000,000       375,000    (237,500)    (137,500)         --           --
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Conversion of debentures to ....     436,956,966       436,957        --        (32,835)         --        404,122
common stock
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Record Greenshift Preferred ....   3,000,000,000     3,000,000        --     (2,999,625)         --           --
conversion
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Book remaining convertible .....            --            --          --      1,080,697          --      1,080,697
debt to APIC
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Stock Option Compensation ......            --            --          --        384,174          --        384,174
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
To record issuance Series C ....            --            --          --           (898)         --           --
preferred to Greenshift for
assuming convertible debentures
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Record conversion preferred ....  (3,000,000,000)   (3,000,000)       --      2,999,625          --           --
series A and common stock to
series D
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
To record reduction of shares ..     (23,560,000)      (23,560)       --         23,560          --           --
issued under contract equity
investment
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Record subscription receivable .            --            --       262,500         --            --        262,500
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Preferred C shares in exchange .            --            --          --      1,935,313          --      1,935,763
for equity investment
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Record transfer to Greenshift ..            --            --          --     (3,300,962)         --     (3,301,362)
in exchange for redemption of
preferred stock & settlement
of debt
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Record 4th quarter stock .......     298,982,900       298,983        --       (101,017)         --        197,966
issuance to officers
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Net loss .......................            --            --          --           --      (1,023,150)  (1,023,150)
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------
Balance at 12/31/06 ............   2,527,163,844   $ 2,527,164   $    --      5,564,849   $(6,350,452)   1,744,161
--------------------------------  --------------   -----------   ---------   ----------   -----------   ----------

       The notes to the Consolidated Financial Statements are an integral part of these statements.



                     GS ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2006

                                                                          Dec. 31, 2006  Dec. 31, 2005
                                                                          -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................................................  $(1,023,150)  $(1,876,262)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Amortization of website costs ......................................       45,025        60,032
     Impairment of long-lived assets ....................................      190,103
     Amortization of deferred financing costs ...........................       83,653        62,595
     Amortization of Warrants ...........................................        4,013          --
     Depreciation expense ...............................................      116,506        52,738
         Amortization of debt discounts .................................      252,879       161,374
     Stock and stock options issued for services ........................    1,079,016     1,141,433
         Income from equity investments .................................      (18,667)         --

Changes in assets and liabilities:
     Increase in accounts receivable ....................................     (969,260)      473,377
     Decrease in inventory ..............................................       58,426         5,690
     Decrease in costs and estimated earnings in
       excess of billings on uncompleted contracts ......................     (131,085)     (322,853)
     Increase in other assets ...........................................       (3,439)      (14,731)
     Increase in deferred financing costs ...............................         --         (68,000)
     Increase in accounts payable and accrued expenses ..................      211,482      (223,109)
     Increase in accrued interest .......................................         --          20,212
     Increase in billings in excess of costs and estimated
       earnings on uncompleted contracts ................................      229,930        26,037
     Increase in estimated losses on contracts in progress ..............         --          24,190
     Decrease in deferred revenue .......................................         --            (585)
     Change in Investment Payable .......................................     (215,000)         --
                                                                           -----------   -----------
         Net cash used in operating activities ..........................      (89,568)     (477,862)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash acquired from purchase of subsidiaries ....................         --         277,824
     Purchase of  equipment .............................................     (250,323)      (71,196)
                                                                           -----------   -----------
         Net cash provided by (used in) investing activities ............     (250,323)      206,628

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible debt .........................         --         615,000
     Repayment of debt ..................................................     (277,613)         --
     Proceeds from notes payable ........................................         --         176,852
     Repayments of notes payable ........................................         --        (150,912)
     Loans from related parties .........................................      880,517        22,092
     Redemption of preferred stock ......................................         --        (234,930)
                                                                           -----------   -----------
         Net cash provided by financing activities ......................      602,904       428,102

     Increase in cash ...................................................      263,013       156,868
     Cash at beginning of period ........................................      156,868          --
                                                                           -----------   -----------
     Cash at end of period ..............................................  $   419,881   $   156,868
                                                                           ===========   ===========

SUPPLEMENTAL STATEMENT OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued interest to convertible debenture .................  $      --     $    20,212
                                                                           ===========   ===========
Conversion of debenture and accrued interest into common stock ..........  $   404,122   $    54,365
                                                                           ===========   ===========
Subscription receivable from exercise of options ........................  $      --     $    25,000
                                                                           ===========   ===========
Issuance of stock options for financing fees ............................  $      --     $   176,485
                                                                           ===========   ===========
Conversion of redeemable preferred stock into Series B preferred ........  $      --     $ 2,515,069
                                                                           ===========   ===========
Conversion of Series A preferred stock to common stock ..................  $ 3,000,000   $      --
                                                                           ===========   ===========
Cancellation of Series B Preferred stock ................................  $       252   $      --
                                                                           ===========   ===========
Issuance of preferred Series C stock at par for acquisition .............  $       450   $      --
                                                                           ===========   ===========
Issuance of preferred Series C stock for convertible debt assumption ....  $      --     $   400,000
                                                                           ===========   ===========
Issuance of preferred Series C additional paid in capital for acquisition  $ 1,935,313             $
                                                                           ===========   ===========
                                                                                         -----------
Issuance of Common shares for acquisition of SRTI .......................  $      --     $ 1,956,521
                                                                           ===========   ===========
Conversion of convertible debentures and interest into Series C
Preferred stock .........................................................  $ 1,150,369   $      --
                                                                           ===========   ===========

Increase in additional paid in capital for investment in
     unconsolidated subsidiary ..........................................  $      --     $    50,000
                                                                           ===========   ===========
Value of beneficial conversion feature on convertible debt ..............  $      --     $   186,447
                                                                           ===========   ===========
Value of warrants issued with convertible debenture .....................  $      --     $   144,448
                                                                           ===========   ===========


       The notes to the consolidated condensed financial statements are an integral part of these statements.

                     GS ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

THE COMPANY

GS Energy Corporation ("we," "our," "us," "GS Energy," or the "Company"), during the twelve months ended December 31, 2006, conducted its operations through its wholly owned subsidiary GS Manufacturing, Inc. GS Manufacturing holds majority stake in Warnecke Design Service, Inc. (100%), a specialty metal manufacturing company that provides custom equipment manufacturing services for its clients including machine design, machine building, control system electronics and programming, and maintenance support services. Warnecke currently services clients in the biofuels, automotive, electronics, lighting, plastics, rubber and food products industries.

Warnecke is the exclusive manufacturer for NextGen Fuel, Inc., a subsidiary of GS AgriFuels Corporation. In addition, Warnecke Design holds the right of first refusal to provide all of the equipment manufacturing needs of GS CleanTech Corporation. GS Energy, GS CleanTech and GS AgriFuels are all majority held subsidiaries of GreenShift Corporation.

PRINCIPLES OF CONSOLIDATION

The Company owns GS Manufacturing which has two wholly owned operating subsidiaries - Warnecke Design Services, Inc., and Warnecke Rentals, LLC (collectively, "WDS"). We acquired WDS on May 27, 2005 in return for $50,000 in cash and a $350,000 convertible demand note. WDS is a specialty metal manufacturer that produces customized automation and processing equipment for an array of industries and provides design, development, manufacturing, installation and maintenance services for its clients. WDS' customers include electronics, automotive, plastics and other manufacturers, including several Fortune 500 companies.

The accompanying consolidated financial statements include all accounts of GS Energy Corporation, Warnecke Design Services, Inc., and Warnecke Rentals, LLC beginning June 1, 2005. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $1,023,150 during the year ended December 31, 2006, and had an accumulated deficit and negative cash flow from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

                     GS ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ACCOUNTS RECEIVABLE

Accounts receivable are customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. No interest is charged on any past due accounts. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management reviews balances that are 90 days from the invoice date and based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2006, $25,650 has been assigned to the allowance for doubtful accounts. The amount of accounts receivable invoices that were written off to bad debt expense was $30,548 and $-0- for the years ended December 31, 2006 and 2005, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, the costs of plant and equipment are depreciated over the estimated useful lives of the assets, which range from three to five years for equipment, and 40 years for real estate, using the straight-line method.

LONG LIVED ASSETS

The Company evaluates its long-lived assets for financial impairment, and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. In the third quarter of 2006, Management determined that the GS-Energy website did not represent a future economic benefit and the entire remaining balance of $190,103 was written off as of September 30, 2006.

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

                     GS ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

For the year ended December 31, 2006, the Company's three largest customers accounted for 25.8%, 15.8% and 13.6% of the Company's net revenues. There were no suppliers that accounted for more than 10% of the Company's purchases.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet as of December 31, 2006 for cash equivalents and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

WARRANTY RESERVE

The Company warranties its equipment for defects in design, materials, and workmanship generally for a period 12 months from the date placed in service. Provision for estimated warranty costs is recorded as incurred and is included in cost of goods sold.

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

EARNINGS (LOSS) PER SHARE

Earnings (Loss) per common share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share. Potential future dilutive securities include approximately 237,500,000 shares issuable under outstanding options as of December 31, 2006.

                     GS ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs paid to our warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. These costs were fully amortized in 2006.

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

                     GS ENERGY CORPORATION AND SUBSIDIARIES
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
                                          ===========

                     GS ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2006:


Land and Building .............  $ 540,058
Equipment .....................    171,445
Vehicle .......................     12,336
Computer Equipment and Software    155,152
Leasehold Improvements ........    368,372
                                 ---------
                                 ---------

Less Accumulated Depreciation .   (301,981)
                                 ---------
                                 ---------

Net Fixed Assets ..............  $ 945,382
                                 =========

Depreciation expense charged to operations was $116,506 and $52,738 for the years ended December 31, 2006 and 2005, respectively.

NOTE 6 - COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

Following is a summary of costs, billings, and estimated earnings on contracts in progress as of December 31, 2006 accounted for under the percentage of completion method of accounting.


Cost incurred on contracts in progress  $ 2,300,180
Estimated earnings (losses) ..........      521,768
                                        -----------
                                          2,821,948
Less billings to date ................   (2,587,360)
                                        -----------
                                        $   234,588
                                        ===========

The above accounts are shown in the accompanying consolidated balance sheets under these captions at December 31, 2006.


Costs and estimated earnings in excess of
billings on uncompleted contracts .......  $ 616,681
                                            (382,093)
Billings in excess of costs and estimated
earnings on uncompleted contracts          ---------
                                           $ 234,588
                                           =========

NOTE 7 - CONVERTIBLE DEBENTURES

CONVERSION OF DEBT


On February 2, 2006, GreenShift Corporation, GS Energy's majority shareholder, assumed certain convertible debentures GS Energy had previously issued to Highgate House Funds, Ltd., in the amount of $1,150,369, which included accrued interest of $89,734. Concurrently, GS Energy issued 1,150,369 shares of GS Energy's Series C Preferred Stock to GreenShift in satisfaction of the debt. Shares of GS Energy's Series C Preferred Stock carry a face value of $1.00, and are convertible into GS Energy common stock at $0.01 per share.


Additionally, on February 2, 2006, Cornell Capital Partners, LP, converted $404,122 of debt into 436,956,966 shares of common stock. The amount converted equaled the entirety of the principal and accrued interest on the Convertible Debenture issued by GS Energy Corporation to Cornell.


The completion of the above described transactions resulted in the conversion of all of GS Energy's outstanding convertible debt with Cornell and Highgate, and the reduction of GS Energy's debt by a total of $1,554,508.

SERIES B PREFERRED STOCK

On March 13, 2006 Candent Corporation surrendered to GS Energy Corporation 251,507 shares of Series B Preferred Stock that GS Energy Corporation issued to Candent Corporation in 2004. The 251,507 shares represented all of the outstanding shares of Series B Preferred Stock. The Series B Preferred Stock was convertible into 4.95% of the outstanding GS Energy

                     GS ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Corporation common stock, and the holder had the right to receive additional shares until the market value of the GS Energy Corporation shares received on conversion totaled $2,750,000. Candent surrendered the shares in response to the decision by GS Energy Corporation management to terminate the business operations that GS Energy Corporation acquired from Candent in exchange for the Series B preferred shares.

NOTE 8 - LONG-TERM DEBT

Following is a summary of long-term debt at December 31, 2006:


Note payable at 3.5% interest, due in monthly installments of $941 including interest through February 1, 2010. This note is secured by a second lien on real estate separately held
by the Company's parent, GS Energy. ............................................     32,951

Installment loan payable at 10% interest, due in monthly
Installments of $2,971 including interest through
November 30, 2007.  This loan is secured by equipment. .........................     28,416

Mortgage payable at 4% interest due in monthly installments
of $1,849 including interest through 2018.  The mortgage
is secured by the property with a book value of $533,309. ......................    162,685

Mortgage payable at 5% interest due in monthly installments
of $1,224 including interest through 2023.  The mortgage
is secured by property with a book value of $533,309. ..........................    205,448
                                                                                  ---------
                                                                                    429,500
Less Current Maturities ........................................................    (67,004)
                                                                                  ---------
Long-term Debt, net of Current Maturities ......................................  $ 362,496
                                                                                  =========

Following are maturities of long-term for each of the next five years:

2007                            67,004
2008                            40,139
2009                            41,852
2010                            32,165
2011                            33,623
Thereafter                     214,717
                            ----------
                              $429,500

                     GS ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

Kevin Kreisler, GS Energy Corporation's chairman, is also the chairman and chief executive officer of GreenShift Corporation ("GreenShift"). James Grainer, GS Energy Corporation's president and chief financial officer, is the president and chief financial officer of GreenShift. GreenShift owns 80% of the fully diluted capital stock of GS Energy Corporation and provides management services to GS Energy Corporation. About 80% of the capital stock of GreenShift is held by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.

During the year ended December 31, 2005, GS Energy Corporation paid $150,000 in management fees to GreenShift for GreenShift's provision of management and other services. Additionally, for their services, Mr. Kreisler and Mr. Grainer each received 150,000,000 options exercisable at $0.0005 per share. During the year ended December 31, 2005, GS Energy Corporation's chairman advanced $43,085 to GS Energy Corporation for working capital. The advances, of which $21,659 was repaid, are unsecured and accrue interest at 8%. As of December 31, 2005, outstanding advances form GS Energy Corporation's chairman were $22,076.

In connection with the April 1, 2005 transfer, and in consideration for the February 2005 agreement by GS Energy Corporation's chairman to guaranty repayment of the Highgate Debentures, the Board of Directors of GS Energy Corporation amended the terms of the Series A Preferred Stock. The Series A Preferred Stock was amended to be convertible into 875 shares of GS Energy Corporation's common stock with a provision that adjusts this conversion ratio so that the Series A Preferred Stock will be convertible into 70% of the common shares outstanding upon conversion. The holder of each share of Series A Preferred Stock is entitled to cast the same number of votes at a meeting of shareholders as equals the number of common shares into which the Preferred share could be converted.

On June 1, 2005, GreenShift provided GS Energy Corporation with bridge financing of $50,000 to assist GS Energy Corporation with its completion of its
acquisition  of  Warnecke  Design  Services,   Inc.   ("Warnecke").   GS  Energy
Corporation had been unable to secure suitable financing due to GS Energy Corporation's debentures with Cornell and Highgate ($850,000 of which debentures relate back to the operations of BIB Holdings, Ltd.). To rectify this situation, GreenShift provided the bridge financing to GS Energy Corporation which GS Energy Corporation then used to close the Warnecke acquisition in conjunction with the issuance by GS Energy Corporation to Warnecke of a note for $350,000 bearing a term of 30 days and an interest rate of 6% (the "WDS Note"). GreenShift then assumed and paid off the WDS Note in return for 400,000 shares of Series C Preferred Stock in GS Energy Corporation with a face value of $400,000 and an 8% coupon.

In consideration of the bridge financing and the assumption and conversion of the WDS Note by GreenShift, GS Energy Corporation agreed to amend its Series A Preferred Stock to allow for conversion at any time and, in the event of full conversion, to provide GreenShift with ongoing dilution protections equivalent to those granted under the Series A Preferred Stock Certificate of Designations, as amended, that act to at all times maintain GreenShift's common holdings in GS Energy Corporation equal to 70% of the fully diluted capital stock of GS Energy Corporation.

On December 21, 2005 GS Energy Corporation acquired GreenShift's 30% stake in Air Cycle Corporation in return for 10% of GS Energy Corporation's fully diluted capital stock, which was executed by amending GreenShift's dilution protection agreement with GS Energy Corporation from 70% to 80%.

                     GS ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)


During the year ended December 31, 2005 Serenity Capital, LLC excercised 50,000,000 options with exercise price of $0.0005 in exchange for a subscription receivable of $25,000. The sole member of Serenity Capital, LLC is a relative of the Company's CEO.

The Company  entered into a consulting  agreement  with Serenity  Capital,  LLC, dated January, 2, 2005, and amended March 31, 2005, for the provision of consulting services related to the distribution of industrial commodities and commodity valuation. The agreement called for the Company to issue to Serenity certain cash or stock in payment for the services, payable upon the provision of such services. During the year ended December 2005 the Company issued 150,000,000 shares to Serenity Capital, LLC for services performed under this agreement. The sole member of Serenity Capital is a relative of the Company's CEO. The agreement with Serenity Capital, LLC was cancelled during the year ended December 31, 2005

The Company entered into a consulting agreement with Cyrus Capital, LLC, dated January, 2, 2005, and amended March 31, 2005, for the provision of consulting services related to the distribution of industrial commodities and commodity valuation. The agreement called for the Company to issue to Cyrus certain cash or stock in payment for the services, payable upon the provision of such services. During the year ended December 2005 the Company issued 50,000,000 shares to Cyrus Capital, LLC for services performed under this agreement. The sole member of Cyrus is a relative of the Company's CEO. The agreement with Cyrus Capital, LLC was cancelled during the year ended December 31, 2005..

GS Energy Corporation entered into an "IT Services Agreement" with Candent Corporation dated January 2, 2005, and amended March 31, 2005, for the provision of technical and customer service support for GS Energy Corporation. The agreement called for GS Energy Corporation to issue to Candent $50,000 in cash or stock in payment for services provided during the first quarter 2005. The IT Services Agreement also called for ongoing services relative to the development of GS Energy Corporation's secondary commodities trading platform at the annualized rate of $100,000. 150,000,000 shares were issued to Candent at an average price of $0.0007 per share for services rendered in prior periods and during 2005. 150,000,000 performance-based options exercisable at $0.0005 per share were issued to Candent in April 2005. The former president of Candent is the spouse of the Company's CEO. This agreement was cancelled as of December 31, 2005

During June 2005, WDS' president advanced $50,000 to WDS, which loan was unsecured and is due in full on demand along with interest accruing at 6% per annum. As of December 31, 2006, the balance due to the Company's president is $145,000.

During the year ended December 31, 2006, GreenShift Corporation advanced $50,893 to GS Energy Corporation for operating expenses and GS Energy Corporation repaid $250,000 to GreenShift, resulting in a balance due from GreenShift of $203,441. This advance is unsecured, bears interest at 8% and is considered payable on demand.

On March 13, 2006 Candent Corporation surrendered to GS Energy Corporation 251,507 shares of Series B Preferred Stock that GS Energy Corporation issued to Candent Corporation in 2004. The 251,507 shares represented all of the outstanding shares of Series B Preferred Stock. The Series B Preferred Stock was convertible into 4.95% of the outstanding GS Energy Corporation common stock, and the holder had the right to receive additional shares until the market value of the GS Energy Corporation shares received on conversion totaled $2,750,000. Candent surrendered the shares in response to the decision by GS Energy Corporation management to terminate the business operations that GS Energy Corporation acquired from Candent in exchange for the Series B preferred shares. The former president of Candent Corporation is the wife of GS Energy's chairman. The stock of Candent Corporation is held in trust for the benefit of its former president.

In the fourth quarter of 2006, GS Energy cancelled all outstanding options issued to officers, and issued shares of common stock as a replacement award. James Grainer's 225,000,000 remaining options previously received for rendering consulting and management services, were cancelled and replaced with 120,000,000 shares of common stock.. In accordance with FASB 123R, the shares of common stock were deemed a replacement award and inasmuch as the Black-Scholes valuation of the options did not exceed the value of the shares on the grant date and no additional expense was recorded.

During the year ended December 31, 2006 James Grainer received 12,500,000 shares for consulting and management services provided to the Company. During the year ended December 31, 2005 Mr. Grainer received 125,000,000 shares for consulting and management services provided to the Company. During the year ended December 31, 2006 Kevin Kreisler, the Company's Chief Executive Officer, received 12,500,000 shares valued at $20,000 for services provided to the Company.

RIGHT OF FIRST REFUSAL MANUFACTURING AGREEMENT

WDS holds the right of first refusal to provide all of the equipment manufacturing needs of GS CleanTech Corporation and GS AgriFuels Corporation. GS Energy, GS CleanTech and GS AgriFuels are all majority held subsidiaries of GreenShift Corporation.

SALES TO GS ETHANOL TECHNOLOGIES

During the year ended December 31, 2006, WDS performed engineering and manufacturing services for GS Ethanol Technologies, Inc. ("GSET"), a subsidiary of GS CleanTech Corporation. Greenshift Corporation, the majority shareholder of GS Energy, is also the majority shareholder of GS CleanTech Corporation. Revenues related to services performed for GSET totaled $960,626 for the twelve months ended December 31, 2006. Also, at December 31, 2006 the Company had a receivable from GSET of $611,344.

GSET has recently executed a number of agreements relative to its corn oil and animal fat extraction technologies and has acquired certain parts and inventory relating to these agreements that are currently located at the Company's manufacturing facility. As of December 31, 2006 the Company was in the process of performing the fabrication and assembly work on the projects in which these parts are utilized.

TRANSACTIONS WITH GS AGRIFUELS

The company generated revenue from Mean Green Biofuels, Inc., a subsidiary of GS
AgriFuels  of  $27,850  for  the  year  ended  December  31,  2006.   Greenshift
Corporation is the parent of GS Agrifuels.

The Company is the exclusive manufacturer for NextGen Fuel, Inc., a subsidiary of GS AgriFuels. During the year ended December 31, 2006, the Company generated revenue of $944,580 for design, fabrication, assembly, testing, and installation services performed for NextGen Fuel, Inc. At December 31, 2006, the Company had a receivable due from NextGen Fuel, Inc. in the amount of $125,335.

On October 31, 2006, the Company refinanced $568,958 in debt due to Fort Jennings State Bank and U.S. Bank with GS AgriFuels. The purpose of the refinancing was to grant to Stillwater Asset Backed Fund, LP a first priority security interest in all assets of the Company, and was a condition of Stillwater's loan to NextGen Acquisition, Inc..

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

TRANSFER OF ASSETS TO GREENSHIFT CORPORATION

On October 9, 2006, GS Energy Corporation completed its sale of 100% of the outstanding capital stock of GS Carbon Trading, Inc. to DirectView, Inc. in return for 1.8 billion shares of DirectView's common stock and 100,000 shares of DirectView's new Series 2 Preferred Stock. DirectView's Series 2 Preferred Stock gives GS Energy voting rights equal to the number of common shares into which the Series 2 stock can be converted. The Series 2 Preferred Stock includes conversion adjustment provisions that, until December 31, 2008, automatically adjust the conversion and voting rate the Series 2 stock to be and remain equal to 80% of DirectView's fully-diluted issued and outstanding capital stock when taken with GS Energy's then-current DirectView common stock holdings. After December 31, 2008 the conversion rate and voting rights are such as they were on December 31, 2008.

On October 18, 2006, GS Energy Corporation transferred to GreenShift Corporation, its majority shareholder, the following securities: 85% of the issued and outstanding equity of DirectView, Inc., 30% of the issued and outstanding equity of AirCycle Corporation, and 100% of the issued and outstanding equity of Separation and Recovery Technologies, Inc. In exchange for the securities, GreenShift Corporation's cancelling future payments of certain debentures and other amounts due from GS Energy to GreenShift in the aggregate amount of six hundred thousand and four dollars ($604,000) and the cancelling of four hundred thousand (400,000) shares of GS Energy's Series C Preferred Stock.

MERGER AGREEMENT WITH GS AGRIFUELS

On October 18, 2006, GS Energy Corporation and GS AgriFuels Corporation executed an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms and conditions of the Merger Agreement, GS Energy will merge with and into GS Acquisition, Inc., a newly formed special purpose subsidiary of GS AgriFuels. As a result of the merger, GS Energy common stock shareholders will receive 1 share of GS AgriFuels common stock in return for every 1,000 shares of GS Energy common stock held at the time of the closing of the Merger. GS Energy preferred stock shareholders will receive GS AgriFuels preferred stock with rights and preferences substantially identical to their GS Energy shares. The closing of the merger will occur after approval of the merger by the shareholders of GS Energy.

GS Energy owns a specialty manufacturing company, Warnecke Design Service, Inc., which currently provides manufacturing services for NextGen. GS AgriFuels acquired NextGen on October 30, 2006. A merger of GS Energy with GS AgriFuels is expected to be strategic to both companies for several reasons, including: (a) the integration of NextGen's and Warnecke Design's businesses can be expected to enhance operating margins for both companies while establishing an immediate stream of revenues and earnings for GS AgriFuels; and (b) merging GS Energy and GS AgriFuels can be expected to increase liquidity for both companies, which can be material to the future development activities of the combined companies. The foregoing descriptions of the transactions contemplated by GS AgriFuels and GS Energy are only a summary and are qualified in their entirety by reference to the documents filed as exhibits to this Current Report.


GUARANTEE AGREEMENT WITH STILLWATER ASSET-BASED FUND, LP

On October 31, 2006 GS Energy guaranteed the following obligations:

a. 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc. to Stillwater Asset-Based Fund, LP;

b. 3-year Secured Convertible Debenture in the principal amount of $13,000,000 issued by GS AgriFuels Corporation to Cornell Capital Partners, LP.

GS Energy's guaranty was secured by a pledge of its assets. The proceeds of the financing transactions were used to fund the acquisition by GS AgriFuels Corporation of NextGen Fuels, Inc.

GS AgriFuels Corporation is a subsidiary of GreenShift  Corporation,  which owns
80% of the equity in GS Energy Corporation. NextGen Acquisition, Inc. is a subsidiary of GS AgriFuels Corporation.

Information regarding the obligations and the acquisition may be found in the Current Report on Form 8-K being filed by GS AgriFuels Corporation simultaneous with the filing of this Current Report.


NOTE 10 - INCOME TAXES

GS Energy Corporation has incurred losses, which have generated net operating loss carry forwards for GS Energy Corporation as of December 31, 2006. These loss carry forwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2006 and 2005, GS Energy Corporation's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. The provision for income taxes for the years ended December 31, 2006 and 2005 consisted of state income tax provisions. Deferred tax assets are as follows:

                                   12/31/2006   12/31/2005
                                   ----------   ----------
Deferred Tax Asset:

Net operating loss carry forwards  $ 1,099,820   $ 690,557
                                   -----------   ---------

Total deferred tax assets .......    1,099,820     690,557
Less: Valuation allowance .......   (1,099,820)   (690,557)
                                   -----------   ---------

Net deferred tax asset ..........  $      --    $       --
                                   ==========   ==========

GS  Energy  Corporation  has  federal  net  operating  loss   carry-forwards  of
approximately $2,749,550 which expire through December 31, 2026.

NOTE 11 - CONTINGENCIES

The Company's subsidiary, Warnecke Design Services, Inc., is a named party in a complaint against a customer of the company in which an engineering company that performed services for that customer alleges non-payment of services, breach of contract, and the disclosure of trade secrets. The Company intends to vigorously defend itself against this complaint and does not currently have enough information to assess the likely outcome of this matter.

                     GS ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - IMPAIRMENT OF LONG LIVED ASSETS

Costs associated with the development of the GS Energy website had been capitalized, to be amortized over a five year period. In the third quarter of 2006, Management determined that the website did not represent a future economic benefit and the entire remaining balance of $190,103 was written off as of December 31, 2006.

                     GS ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - OPTIONS AND WARRANTS


The following is a table of stock options and warrants outstanding as of December 31, 2005 and December 31, 2006

                                   Number of Shares Weighted Average
                                                    Exercise Price
--------------------------------------------------------------------

Outstanding at December 31, 2005   587,500,000   $     .0005
   Issued ......................   300,000,000   $     .0015
   Exercised ...................  (375,000,000)  $     .0006
   Cancelled ...................  (275,000,000)  $     .0010
                                                 ------------
Outstanding at December 31, 2006   237,000,000   $     .0009


Summarized information about GS Energy Corporation's stock options outstanding at December 31, 2006 is as follows:

Exercise Prices    Number of Options     Weighted Average     Weighted Average
                     Outstanding            Remaining          Exercise Price
                                       Contractual Life                                    Exercisable
-----------------------------------------------------------------------------------------------------------------------
                                                                              Number of Options       Weighted Average
                                                                                  Exercise                Price
-----------------------------------------------------------------------------------------------------------------------
$0.01                37,500,000               8.0                .01             37,500,000                 0.0005
$0.0                100,000,000               8.0                .01             00,000,000                 0.0015
                    -----------                                                 -----------
                    237,500,000                                                 237,500,000


Options exercisable at December 31, 2006 were 237,500,000, with a weighted average exercise price of $0.000921 per share. The fair value of each option granted during 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                          2005
                                                      -----------

Dividend yield                                              --
Expected volatility                                        69%
Risk-free interest rate                                     2%
Expected life                                          10 yrs.



NOTE 14 - ECONOMIC DEPENDENCY

During the year ended December 31, 2006, the Company earned revenues of $1,498,626, which arose from contracts with one customer. As of December 31, 2006, these contracts are expected to generate additional revenue of $630,476 upon completion.

                     GS ENERGY CORPORATION AND SUBSIDIARIES

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

                     GS ENERGY CORPORATION AND SUBSIDIARIES
                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Name                              Age         Position
--------------------------------------------------------------------------------
Kevin Kreisler               34  Chairman, Chief Executive Officer

James Grainer                52  President, Chief Financial Officer, Director


Kevin Kreisler - Mr. Kreisler is the founder of GreenShift. Mr. Kreisler is currently the Chairman of the Board and Chief Executive Officer of GreenShift Corporation, and he serves as Chairman of the Board and Chief Executive Officer of several of GreenShift's companies. Previously, Mr. Kreisler worked at GreenShift's GS CleanTech Corporation, where he served as vice-president from 1998 to 2000, president from 2000 to 2002, and chief executive officer from 2002 to February 2005. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

James L. Grainer - Mr. Grainer has made his career in the fields of investment banking and financial management and accounting. Since December 2004 Mr. Grainer has served as the President and Chief Financial Officer of GS Energy Corporation. At the same time, beginning in October 2004, Mr. Grainer has served as the President and Chief Financial Officer of GreenShift Corporation, a publicly-held company business development company. From 2003 until June 2004, Mr. Grainer was the Chief Financial Officer of Polo Linen, where he was responsible for that company's financial management and was involved in all aspects of strategic management. From 2001 until 2003 Mr. Grainer was the Managing Director of Investment Banking and Head of the Investment Banking Group at Zanett Securities, a merchant banking firm located in New York City. From 1992 until 2001 Mr. Grainer was a Managing Director in the Investment Banking Group at Prudential Securities, where he served as a member of the Management Committee for the Prudential Securities Private Equity Fund and held other financial management positions. Prior to joining Prudential Securities, Mr. Grainer was employed as a Senior Manager by Deloitte &Touchee, where he was actively involved in managing all aspects of Deloitte's tax practice. Mr. Grainer is licensed as a certified public accountant in the State of New York.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 200.

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth compensation information for GS Energy Corporation's executive officers during the years indicated as relevant. As of December 31, 2005, no executive officer held shares of exercisable options for GS Energy Corporation's Common Stock.

Name and Principal Position       Annual Compensation Long-term Compensation      All Other
                                                                                  Compensation
--------------------------------------------------------------------------------------------------
                        Year     Salary      Bonus     Other     Securities Underlying Options
                                                                  Granted (shares)
--------------------------------------------------------------------------------------------------
Kevin Kreisler ........  2006  $    --    $    --    $       --     12,500,000  $         --
Chairman and Chief
Executive Officer2005 .             --         --            --    150,000,000            --
                         2004       --         --            --           --              --

James Grainer .........  2006       --         --            --     12,500,000            --
Chief Financial Officer  2005       --         --            --    150,000,000            --
                         2004       --         --            --           --              --

EMPLOYMENT AGREEMENTS

GS Energy's relationships with its officers are on an at-will basis.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for out-of-pocket expenses incurred on our behalf, but receive no additional compensation for service as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the "beneficial ownership" of the Company's Common Stock as of April 16, 2007 by each of the Company's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. On April 16, 2007 there were 2,497,163,844 shares of GS Energy common stock issued and outstanding as well as 1,600,370 shares of Series C Preferred Stock and 1,000,000 shares of Series D . The following table sets forth the number of the Company's shares beneficially owned by each person who, as of the closing, will own beneficially more than 5% of either class of the Company's voting stock, as well as the ownership of such shares by each director of the Company and the shares beneficially owned by the new directors as a group.

Name and Address of Beneficial Owner         Amount and Nature
                                          of Beneficial Ownership       Percent and Class of Stock
----------------------------------------------------------------------------------------------------
James Grainer                                     193,066,000            7,7% Common Stock
                                                         --              0% Series A Preferred

Kevin Kreisler                                           --              0% Common Stock
                                                    1,600,000            100% Series C Preferred(1)
                                                    1,000,000            100% Series D Preferred(1)

Current executive officers
  and directors as a group (2 persons)            193,066,000            7.7% Common Stock
                                                    1,600,000            100% Series C Preferred
                                                    1,000,000            100% Series D Preferred


1. All shares are held directly by GreenShift Corporation, an affiliate of Kevin Kreisler that is majority controlled by Kevin Kreisler


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           AND DIRECTOR INDEPENDENCE

Related Party Transactions

On October 31, 2006 GS Energy guaranteed the following obligations:

a. 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc. to Stillwater Asset-Based Fund, LP.

b. 3-year Secured Convertible Debenture in the principal amount of $13,000,000 issued by GS AgriFuels Corporation to Cornell Capital Partners, LP.

GS Energy's guaranty was secured by a pledge of its assets.

The proceeds of the financing transactions were used to fund the acquisition by GS AgriFuels Corporation of NextGen Fuels, Inc.

GS AgriFuels Corporation is a subsidiary of GreenShift Corporation, which owns 80% of the equity in GS Energy Corporation. NextGen Fuel, Inc. is a subsidiary of GS AgriFuels Corporation.

Director Indpendence

Neither member of our Board of Directors is an independent director, as "independence" is defined by the rules of the NASDAW Stock Market.

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

10.1 Guaranty Agreement dated October 25, 2006 among Stillwater Asset-Based Fund, LP and GreenShift Corporation, GS AgriFuels Corporation, GS Energy Corporation and GS CleanTech Corporation.

10.2 Pledge Agreement dated October 25, 2006 between Stillwater Asset-Based Fund, LP and GS AgriFuels Corporation.

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

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES



     Audit Fees

     Rosenberg Rich Baker Berman & Company, P.A. billed $60,590 to the Company in 2006 and $9,000 in 2005 for professional services rendered for the audit of our 2006 financial statements.

         Audit-Related Fees

     Rosenberg Rich Baker Berman & Company, P.A. billed $29,345 to the Company in 2006 and $0 in 2005 for assurance and related services that are reasonably related to the performance of the 2005 audit or review of the quarterly financial statements.

     Tax Fees

     Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2006 and $0 in 2005 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2006 and $0 in 2005 for services not described above.

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

GS ENERGY CORPORATION

By:                    /S/      KEVIN KREISLER
                       -----------------------
                                KEVIN KREISLER
                                Chairman and Chief Executive Officer
Date:                           April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       /S/      JAMES GRAINER
                       -----------------------
By:                             JAMES GRAINER
                                Director, Chief Financial Officer,
                                 Chief Accounting Officer
Date:                           April 16, 2007

                       /S/      KEVIN KREISLER
                       -----------------------
By:                             KEVIN KREISLER
                                Director, Chief Executive Officer
Date:                           April 16, 2007