Form 10QSB
period 2007-03-31
GS Energy CORP
filed 2007-05-21
CIK 1127242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

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


The  number  of  outstanding  shares  of  common  stock as of May 21,  2007 was:
2,497,163,844

Transitional Small Business Disclosure Format:  Yes      No  X .
                                                    ---     ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)



        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)
---------------------------------------------------------------------------------------
ASSETS:
Current Assets:
   Cash .................................................................   $   181,407
   Accounts Receivable, net of allowance for doubtful accounts of $26,560       296,511
   Accounts Receivable - affiliates .....................................     1,110,352
   Costs and Estimated Earnings in Excess of Billings
         on Uncompleted Contracts .......................................       150,090
    Costs and Estimated Earnings in Excess of Billings
         on Uncompleted Contracts - Related Parties .....................       457,906
   Prepaid Expenses .....................................................        35,975
                                                                            -----------
    Total Current Assets ................................................     2,232,241

Net Fixed Assets ........................................................     1,164,794

Other Assets:
   Goodwill .............................................................       905,579
                                                                            -----------
      Total Other Assets ................................................       905,579

                                                                            -----------
TOTAL ASSETS ............................................................   $ 4,302,614
                                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
    Accounts Payable and Accrued Expenses ...............................   $ 1,135,772
    Current Portion of Mortgages and Notes Payable ......................        60,265
    Loans Payable-Related Parties .......................................       629,578
    Billings in Excess of Costs & Estimated Earnings
          on Uncompleted Contracts ......................................        11,029
     Billings in Excess of Costs & Estimated Earnings
           on Uncompleted Contracts - Related Parties ...................       342,734
                                                                            -----------
        Total Current Liabilities .......................................     2,179,378

   Long Term Mortgages and Notes Payable, Net of Current Portion ........       377,297
                                                                            -----------

                                                                            -----------
TOTAL LIABILITES ........................................................     2,556,675

STOCKHOLDERS' EQUITY

   Preferred Stock, $0.001 Par Value:
       Series C: Authorized 2,200,000  1,600,000 issued and outstanding .         1,600
       Series D: Authorized 1,000,000, 1,000,000 issued and outstanding .         1,000
   Common Stock, $0.001 Par Value,  5,000,000,000 authorized;
        2,497,163,844 issued and outstanding ............................     2,497,164
    Additional Paid-in-Capital ..........................................     5,594,850
    Accumulated Deficit .................................................    (6,348,675)

                                                                            -----------
 TOTAL STOCKHOLDERS' EQUITY .............................................     1,745,939

                                                                            -----------
TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY .............................   $ 4,302,614
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


        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended   Three Months Ended
                                                   March 31, 2007       March 31, 2006
                                                 ---------------------------------------

Revenues (including related party revenues of
  $1,446,568 and $0)                               $    1,805,165    $     1,003,743

Cost of Revenues (including related party cost          1,666,763            870,750
 Of revenues of $1,288,265 and $0)
                                                  ---------------    ---------------
    Gross Profit ..............................           138,402            132,993

 Operating Expenses:
   Selling, general and administrative expenses           131,800            692,086
   Amortization expense, intangible assets ....              --              110,450
                                                  ---------------    ---------------
      Total Operating Expenses ................           131,800            802,536
                                                  ---------------    ---------------

Operating Income (Loss) .......................             6,602           (669,543)

Other Expense:
     Interest expense and financing costs .....             7,104            231,159
     Other expense (income) ...................            (2,279)           (19,260)
                                                  ---------------    ---------------
        Other Expense .........................             4,825            211,899
                                                  ---------------    ---------------

Income (Loss) before provision for income taxes             1,777           (881,442)

     Provision for income taxes ...............              --                 --
                                                  ---------------    ---------------

Net Income (Loss) .............................   $         1,777    $      (881,442)
                                                  ===============    ===============



Net Income (Loss) per common share, basic .....               $--                $--
    and diluted
                                                  ===============    ===============

Weighted average shares of common stock
   Outstanding, basic and diluted .............     2,497,163,844      1,969,668,480
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



        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three months    Three Months
                                                                                 Ending          Ending
                                                                              March 31, 2007  March 31, 2006
                                                                              -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities ...........................   $   21,378   $  (343,868)

CASH FLOWS FROM INVESTING ACTIVITIES
   Change in Investments ......................................................      (16,600)         --
   Investment in intangible assets ............................................         --          (7,777)
   Purchase of equipment ......................................................     (251,315)       (1,587)
                                                                                  ----------   -----------
         Net cash (used in) investing activities ..............................     (267,915)       (9,364)


   Proceeds of Debt ...........................................................        8,063          --
                                                                                  ----------   -----------
        Net cash provided by financing activities .............................        8,063       243,666

                                                                                  ----------   -----------
Net decrease in cash ..........................................................     (238,474)     (109,566)

   Cash at beginning of period ................................................      419,881       156,868
                                                                                  ----------   -----------

   Cash at end of period ......................................................   $  181,407   $    47,302
                                                                                  ==========   ===========



Conversion of debentures and interest into common stock .......................   $      --    $   404,122
                                                                                  ==========   ===========

Issuance of stock subscription ................................................   $      --    $    75,000
                                                                                  ==========   ===========

Issuance of stock options for services ........................................   $      --    $   300,000
                                                                                  ==========   ===========

Issuance of common stock for services .........................................   $      --    $   160,000
                                                                                  ==========   ===========

Conversion of Series A Preferred stock to common stock ........................   $      --    $ 3,000,000
                                                                                  ==========   ===========

Cancellation of Series B Preferred stock ......................................   $      --    $       252
                                                                                  ==========   ===========
Conversion of convertible debentures and interest into Series C Preferred stock   $      --    $ 1,150,369
                                                                                  ==========   ===========

       The notes to the consolidated condensed financial statements are an integral part of these statements.


        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The consolidated condensed interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include in all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

2.          GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had net income of $1,777 for the three months ended March 31,2007. As of March 31, 2007 the Company had $181,407 in cash, and working capital of $52,863. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

3.        OPTIONS AND WARRANTS

Summarized information about GS Energy Corporation's stock options outstanding at March 31, 2007 is as follows:

                                                  Weighted Average                                Exercisable
Exercise Prices                Number of Options     Remaining       Weighted Average   Number of Options    Weighted Average
                                Outstanding      Contractual Life     Exercise Price        Exercise             Price
-----------------------------------------------------------------------------------------------------------------------------
$0.0005                         137,500,000                7.75               .0005             137,500,000        0.0005
$0.0015                         100,000,000                7.75               .0015             100,000,000        0.0015
                            ---------------                                        ---------------------------------------
                                237,500,000                                                     237,500,000        0.0009

Options exercisable at March 31, 2007 were 237,500,000, with a weighted average exercise price of $0.000921 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                     Assumptions
                                    -------------

Dividend yield                             --
Expected volatility                       69%
Risk-free interest rate                    2%
Expected life                         10 yrs.

        GS ENERGY CORPORATION (F/K/A INSEQ CORPORATION) AND SUBSIDIARIES
               NOTES TO CONDENSE CONSOLIDATED FINANCIAL STATEMENTS



4.        RELATED PARTY TRANSACTIONS

RIGHT OF FIRST REFUSAL MANUFACTURING AGREEMENT

WDS holds the right of first refusal to provide all of the equipment manufacturing needs of GS CleanTech Corporation and GS AgriFuels Corporation. GS Energy, GS CleanTech and GS AgriFuels are all majority held subsidiaries of GreenShift Corporation.

TRANSACTIONS WITH GS AGRIFUELS, NEXTGEN FUEL AND GS CLEANTECH

The company generated revenue of $1,060,852 in the first three months of 2007 for the design, fabrication, assembly, testing and installation services performed for NextGen Fuel, Inc. NextGen is a subsidiary of GS Agrifuels.

The company generated revenue of $385,716 in the first three months of 2007 related to services provided to GS CleanTech Corporation.

Greenshift Corporation is the majority shareholder of GS AgriFuels, NextGen Fuel and GS CleanTech.

AGREEMENT OF MERGER WITH GS AGRIFUELS

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


GUARANTY AGREEMENT

On October 31, 2006 GS Energy guaranteed the following obligations:

o 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc., to Stillwater Asset-Based Fund, LP;

o 3-year Secured Convertible Debenture in the principal amount of $13,000,000 issued by GS AgriFuels Corporation to Cornell Capital Partners, LP. o GS Energy's guaranty was secured by a pledge of its assets. The proceeds of the financing transactions were used to fund the acquisition by GS AgriFuels Corporation of NextGen Fuels, Inc., a current customer of GS Energy's Warnecke Design manufacturing subsidiary.

GS AgriFuels Corporation is a subsidiary of GreenShift Corporation, which owns 80% of the equity in GS Energy Corporation. NextGen Acquisition, Inc., is a subsidiary of GS AgriFuels Corporation.

5.       LONG-TERM DEBT

Following is a summary of long-term debt at March 31, 2007:
Note payable at 3.5% interest, due in monthly installments of
$941 including interest through February 1, 2010. This note is secured by a second lien on real estate separately held by the
Company's parent, GS Energy.                                                      29,558

Installment loan payable at 10% interest, due in monthly
Installments of $2,971 including interest through
November 30, 2007.  This loan is secured by equipment.                            20,133

Installment loan payable at 10.79% interest, due in monthly
installments of 804.98 for 36 months -                                            24,899


Mortgage payable at 4% interest due in monthly installments
of $1,849 including interest through 2018.  The mortgage
is secured by the property with a book value of $533,309.                        161,029

Mortgage payable at 5% interest due in monthly installments
of $1,224 including interest through 2023.  The mortgage
is secured by property with a book value of $533,309.                            201,943
                                                                                -------
                                                                                 437,562
Less Current Maturities                                                          (60,265)
                                                                                --------
Long-term Debt, net of Current Maturities                                       $377,297
                                                                                ========


Following are maturities of long-term for each of the next five years:

2008                                             $ 42,277
2009                                               40,041
2010                                               24,696
2011                                               25,788
2012                                               26,880
Thereafter                                        277,880
                                                 ---------
                                                 $437,562

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GS Energy had net income of $1,777 during the three months ended March 31, 2007, and GS Energy had $181,407 in cash at March 31, 2007. These matters raise substantial doubt about GS Energy's ability to continue as a going concern.
Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

Our total liabilities as of March 31, 2007 were $2,556,675. We cannot afford to pay these amounts out of our operating cash flows.

We lack capital to fund our operations.

During the three months ended March 31, 2007 our operations provided $21,378 in cash. In addition, during those three months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


THREE MONTHS ENDED MARCH 31, 2007

Revenues

Total revenues were $1,805,165 for the quarter ended March 31, 2007, and $1,003,743 for the quarter ended March 31, 2006.

All revenues realized during the quarter ended March 31, 2007 were due to the operating activities of our subsidiary, Warnecke Design Services, Inc. ("WDS"). WDS has traditionally engaged in the engineering and fabrication of manufacturing equipment for large domestic and international manufacturers, and revenues for the quarter ended March 31, 200 related primarily to orders from that customer base.

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

Cost of Revenues

Cost of revenues for the three months ended March 31, 2007 was $1,666,763, all of which were related to WDS. Cost of revenues included direct labor costs of $308,328, purchased components and other direct costs of $1,200,125, and indirect labor and manufacturing overhead of $158,310. Cost of revenues for the three months ended March 31, 2006 was $870,750.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2007 and March 31, 2006 were $131,800 and $692,086, respectively. Selling, general and administrative expenses are expected to remain high as a percentage of sales until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense and Financing Costs

Interest expense and financing cost for the three months ended March 31, 2007 and March 31, 2006 was $7,104 and $231,159, respectively.

We incurred $231,159 in amortization of financing costs during the three months ended March 31, 2006. These expenses represent the costs incurred in connection with the Highgate and Cornell Debentures and the fees we paid to compensate the parties associated with these financing transactions.

The Interest expenses and financing costs decreased significantly due to the fact the Cornell Debentures were converted into common stock and the Highgate Debentures were assumed by GreenShift. Interest expense and financing costs could increase in future periods if the Company obtains new debt or equity financing.

Net Income and Net Loss

Our net income for the three months ended March 31, 2007, was $1,777, and our net loss for the three months ended March 31, 2006 was $881,442. The net loss incurred was due to the expenses and other factors described above.

Liquidity and Capital Resources

The Company had $2,556,675 in liabilities at the end of the three months ended March 31, 2007

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 VERSUS THREE MONTHS ENDED MARCH 31, 2007

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

The Company had $1,135,772 in accounts payable and accrued expenses at March 31, 2007. The Company may not be able to satisfy these amounts predominantly out of cash flows from its operations, and may need to obtain additional financing to satisfy these obligations.

As of March 31, 2007, the Company owed $22,076 to various officers.

At the present time the Company does not have commitments from anyone to provide funds for the operations of GS Energy. Management continues to seek funding and any additional funding that is obtained is likely to involve the issuance of large amounts of stock, and will further dilute the interests of the existing shareholders.

Cash

Our primary sources of liquidity are cash provided by investing and financing activities. For the three months ended March 31, 2007, net cash provided by operating activities was $21,378.

Liquidity

We  used  cash  provided  from  investing  and  financing   activities  to  fund
operations. We intend to use cash provided from operating activities to fund operations during the fiscal year 2006.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and common stock. The
Company's capital resources can be expected to be impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At March 31, 2007 the Company had $181,407 in cash.

Cash Flows for the Quarter Ended March 31, 2007

For the three months ending March 31, 2007, we obtained net cash from financing of $8,063 and used cash for investing activities of $267,915.

The Company had a working capital position of $52,863 at March 31, 2007. In reviewing our financial statements as of March 31, 2007, our auditor concluded that there was substantial doubt as to our ability to continue as a going concern.

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

None during the three months ended March 31, 2007

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2007:

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

Date:                         May 21, 2007


                     /S/      JAMES GRAINER
                     ----------------------
By:                           JAMES GRAINER
                              Director, Chief Financial Officer,
                               Chief Accounting Officer

Date:                         May 21, 2007