Form 10QSB
period 2007-06-30
GS Energy CORP
filed 2007-08-14
CIK 1127242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

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


The number of  outstanding  shares of common  stock as of August  14,  2007 was:
2,497,163,844

Transitional Small Business Disclosure Format:  Yes       No  X .
                                                    ---      ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED



                     GS ENERGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007
                                   (UNAUDITED)
---------------------------------------------------------------------------------------
ASSETS:
Current Assets:
   Cash .................................................................   $   126,239
   Accounts Receivable, net of allowance for doubtful accounts of $26,560       250,459
   Accounts Receivable - affiliates .....................................     1,392,768
   Costs and Estimated Earnings in Excess of Billings
         on Uncompleted Contracts .......................................       153,206
    Costs and Estimated Earnings in Excess of Billings
         on Uncompleted Contracts - Related Parties .....................        42,168
   Prepaid Expenses .....................................................        45,425
                                                                            -----------

     Total Current Assets ................................................     2,010,265

Net Fixed Assets ........................................................     1,215,003


Goodwill ................................................................       905,579
                                                                            -----------
TOTAL ASSETS ............................................................   $ 4,130,847
                                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
    Accounts Payable and Accrued Expenses ...............................   $   885,781
    Current Portion of Mortgages and Notes Payable ......................        78,989
    Loans Due to Related Parties ........................................       718,396

    Billings in Excess of Costs & Estimated Earnings
          on Uncompleted Contracts ......................................        23,933
    Billings in Excess of Costs & Estimated Earnings
           on Uncompleted Contracts - Related Parties ...................       356,521
                                                                            -----------
        Total Current Liabilities .......................................     2,063,620

    Long Term Mortgages and Notes Payable, Net of Current Portion .......       390,262
                                                                            -----------
TOTAL LIABILITIES .......................................................     2,453,882

STOCKHOLDERS' EQUITY

   Preferred Stock, $0.001 Par Value:
       Series C: Authorized 2,200,000  1,600,000 issued and outstanding .         1,600
       Series D: Authorized 1,000,000, 1,000,000 issued and outstanding .         1,000
   Common Stock, $0.001 Par Value,  5,000,000,000 authorized;
        2,497,163,844 issued and outstanding ............................     2,497,164
    Additional Paid-in-Capital ..........................................     5,594,850
    Accumulated Deficit .................................................    (6,417,649)
                                                                            -----------
 TOTAL STOCKHOLDERS' EQUITY .............................................     1,676,965
                                                                            -----------

 TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY .............................   $ 4,130,847
                                                                            ============


       The notes to the consolidated condensed financial statements are an integral part of these statements.


                     GS ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended  Three Months Ended   Six Months Ended   Six Months Ended
                                                    June 30, 2007       June 30, 2006       June 30, 2007     June 30, 2006
                                                 ------------------  ------------------   ---------------- -------------------

Revenues ......................................   $     1,450,671    $     1,180,821    $     3,255,836    $     2,184,564
Cost of Revenues ..............................         1,302,906            788,964          2,969,669          1,659,714
                                                  ---------------    ---------------    ---------------    ---------------
    Gross Profit ..............................           147,765            391,857            286,167            524,850

 Operating Expenses:
   Selling, general and administrative expenses           177,571            343,063            309,371          1,035,149
   Amortization expense, intangible assets ....              --               15,008               --              125,458

      Total Operating Expenses ................           177,571            358,071            309,371          1,160,607
                                                  ---------------    ---------------    ---------------    ---------------

Operating Income (Loss) .......................           (29,806)            33,786            (23,204)          (635,757)

Other Expense (Income):
     Interest expense and financing costs .....            39,304             30,267             46,408            261,426
     Other Income .............................              (137)            (7,228)            (2,416)           (26,488)
                                                  ---------------    ---------------    ---------------    ---------------
        Other Expense .........................            39,167             23,039             43,992               --

Income (Loss) before provision for income taxes           (68,973)            10,747            (67,196)          (870,695)

     Provision for income taxes ...............              --                 --                 --                 --
                                                  ---------------    ---------------    ---------------    ---------------

Net Income (Loss) .............................   $       (68,973)   $        10,747    $       (67,196)   $      (870,695)
                                                  ===============    ===============    ===============    ===============



Net Income  per common share, basic and diluted   $          --      $          --      $          --      $          --
                                                  ===============    ===============    ===============    ===============

Weighted average shares of common stock
   Outstanding, basic and diluted .............     2,497,163,844      1,886,838,122      2,497,163,844      3,856,506,602
                                                  ===============    ===============    ===============    ===============










        The notes to the consolidated condensed financial statements are an integral part of these statements.



                     GS ENERGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six months      Six Months
                                                                 Ending          Ending
                                                             June 30, 2007    June 30, 2006
                                                             ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

          Net cash provided by used in operating activities   $   (48,955)   $   (64,922)

CASH FLOWS FROM INVESTING ACTIVITIES
   Change in Investments ..................................       (16,600)          --
   Investment in intangible assets ........................          --           (7,777)
   Purchase of equipment ..................................      (272,834)       (19,432)
                                                              -----------    -----------
         Net cash (used in) investing activities ..........      (289,434)       (27,209)


CASH FLOW FROM FINANCING ACTIVITIES

   Principal payments - mortgage and short term notes .....       (13,550)      (197,146)
   Loans from related parties .............................        58,297        256,883
   Issuance of Common Stock - exercise of stock options ...          --          262,500
                                                              -----------    -----------
        Net cash provided by financing activities .........        44,747        322,237

                                                              -----------    -----------
Net increase/(decrease) in cash ...........................      (293,642)       230,106

   Cash at beginning of period ............................       419,881        156,868
                                                              -----------    -----------

   Cash at end of period ..................................   $   126,239    $   386,974
                                                              ===========    ===========



Conversion of debentures and interest into common stock ...          --      $   404,122
                                                              ===========    ===========

Issuance of stock subscription ............................          --      $    75,000
                                                              ===========    ===========

Issuance of stock options for services ....................          --      $   300,000
                                                              ===========    ===========

Issuance of common stock for services .....................          --      $   160,000
                                                              ===========    ===========

Conversion of Series A Preferred stock to common stock ....          --      $ 3,000,000
                                                              ===========    ===========

Cancellation of Series B Preferred stock ..................          --      $       252
                                                              ===========    ===========
Conversion of convertible debentures and
  interest into Series C Preferred stock ..................          --      $ 1,150,369
                                                              ===========    ===========


       The notes to the consolidated condensed financial statements are an integral part of these statements.

                                       5

                     GS ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.          GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $67,196 for the six months ended June 30,2007. As of June 30, 2007 the Company had $126,239 in cash, and negative working capital of $53,355. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

3.        OPTIONS AND WARRANTS

Summarized  information about GS Energy  Corporation's stock options outstanding at June 30, 2007 is as follows:
                                                                Weighted Average                  Exercisable
 Exercise Prices       Number of Options       Remaining       Weighted Average         Number of Options    Weighted Average
                          Outstanding      Contractual Life     Exercise Price                               Exercise Price
------------------------------------------------------------------------------------------------------------------------------
$0.0005                 137,500,000                7.50               .0005             137,500,000                     0.0005
$0.0015                 100,000,000                7.50               .0015             100,000,000                     0.0015
                        -----------                                                     --------------------------------------
                        237,500,000                                                     237,500,000                     0.0009

Options exercisable at June 30, 2007 were 237,500,000, with a weighted average exercise price of $0.000921 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                Assumptions
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

The company generated revenue of $1,955,425 the first six months of 2007 for the design, fabrication, assembly, testing and installation services performed for NextGen Fuel, Inc. NextGen is a subsidiary of GS Agrifuels.

The company generated revenue of $531,398 in the first six months of 2007 related to services provided to GS CleanTech Corporation.

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

5.       LONG-TERM DEBT

Following is a summary of long-term debt at June 30, 2007:


Note payable at 3.5% interest, due in monthly installments of $941 including interest through February 1, 2010. This note is secured by a second lien on real
estate separately held by the Company's parent, GS Energy. .....................      28,703

Installment loan payable at 10% interest, due in monthly
Installments of $2,971 including interest through
November 30, 2007.  This loan is secured by equipment. .........................      11,645

Installment loan payable at 10.79% interest, due in monthly
installments of $804.98 for 36 months ending 4/24/2010 .........................      23,616

Installment loan payable for 36 months at $943.40 per month with no interest,
with a $1.00 buyout option ending 1/23/2010 ....................................      26,376

Installment loan payable at 10.54% interest, due in monthly
Installments of $795.12 for 36 months ending 4/18/2010 .........................      21,111


Mortgage payable at 4% interest due in monthly installments
of $1,849 including interest through 2018.  The mortgage
is secured by the property with a book value of $518,465. ......................     159,397

Mortgage payable at 5% interest due in monthly installments
of $1,224 including interest through 2023.  The mortgage
is secured by property with a book value of $518,465. ..........................     198,403
                                                                                   ---------
                                                                                     469,251
Less Current Maturities ........................................................     (78,989)
                                                                                   ---------
Long-term Debt, net of Current Maturities ......................................   $ 390,262
                                                                                   =========

Following are maturities of long-term for each of the next five years:

2008                                             78,989
2009                                             60,664
2010                                             48,408
2011                                             24,250
2012                                             25,318
Thereafter                                      231,622
                                              ---------
                                               $469,251

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

OVERVIEW

GS Energy Corporation, during the six months ended June 30, 2007, conducted its operations through its subsidiary GS Manufacturing, Inc. GS Manufacturing owns 100% of Warnecke Design Service, Inc., a specialty metal manufacturing company that provides custom equipment manufacturing services for its clients including machine design, machine building, control system electronics and programming, and maintenance support services. Warnecke currently services clients in the biofuels, automotive, electronics, lighting, plastics, rubber and food products industries.

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

BUSINESS RISK FACTORS

You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

There is substantial doubt concerning our ability to continue as a going concern.

GS Energy had a net loss of $67,196 during the six months ended June 30, 2007, and GS Energy had $126,239 in cash at June 30, 2007. These matters raise substantial doubt about GS Energy's ability to continue as a going concern.
Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

Our total liabilities as of June 30, 2007 were $2,453,882. We cannot afford to pay these amounts out of our operating cash flows.

We lack capital to fund our operations.

During the six months ended June 30, 2007 our operations used $48,955 in cash. In addition, during those six months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

GreenShift Corporation controls 100% of our outstanding Series C and Series D preferred stock. The preferred shares are convertible into over 80% of our Common Stock. As a result, GreenShift Corporation exerts a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, it could cause us to enter into transactions or agreements which we would not otherwise consider.

GS Energy Corporation is not likely to hold annual shareholder meetings in the next few years.

Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Kevin Kreisler, who is currently the sole director of GS Energy, was appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that Mr. Kreisler will appoint them. As a result, the shareholders of GS Energy will have no effective means of exercising control over the operations of GS Energy.

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

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2007 VERSUS SIX MONTHS ENDED JUNE 30, 2007

Revenues

Total revenues were $3,255,836 for the six months ended June 30, 2007, and $2,184,564 for the six months ended June 30, 2006.

All revenues realized during the six months ended June 30, 2007 were due to the operating activities of our subsidiary, Warnecke Design Services, Inc. ("WDS"). WDS has traditionally engaged in the engineering and fabrication of manufacturing equipment for large domestic and international manufacturers, and revenues for the six months ended June 30, 2007 related primarily to orders from that customer base.

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

Cost of Revenues

Cost of revenues for the six months ended June 30, 2007 was $2,969,669, all of which were related to WDS. Cost of revenues included direct labor costs of $653,691, purchased components and other direct costs of $2,014,711, and indirect labor and manufacturing overhead of $301,267. Cost of revenues for the six months ended June 30, 2006 was $1,659,714.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2007 and June 30, 2006 were $309,371 and $1,035,149, respectively. Selling, general and administrative expenses are expected to remain high as a percentage of sales until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense and Financing Costs

Interest expense and financing cost for the six months ended June 30, 2007 and June 30, 2006 was $46,408 and $261,426, respectively.

We incurred $261,426 in amortization of financing costs during the six months ended June 30, 2006. These expenses represent the costs incurred in connection with the Highgate and Cornell Debentures and the fees we paid to compensate the parties associated with these financing transactions.

The interest expenses and financing costs decreased significantly in 2007 due to the fact the Cornell Debentures were converted into common stock and the Highgate Debentures were assumed by GreenShift. Interest expense and financing costs could increase in future periods if the Company obtains new debt or equity financing.

Net Income and Net Loss

Our net loss for the six months ended June 30, 2007, was $67,196, and our net loss for the six months ended June 30, 2006 was $870,695. The net loss incurred was due to the expenses and other factors described above.

Liquidity and Capital Resources

The Company had $2,453,882 in liabilities at the end of the six months ended June 30, 2007

On February 7, 2006, GreenShift Corporation, GS Energy's majority shareholder, assumed certain convertible debentures that GS Energy Corporation had previously issued to Highgate House Funds, Ltd., in the amount of $1,150,369, which included accrued interest of $89,734. In return for GreenShift's assumption of this debt, GS Energy issued GreenShift 1,150,369 shares of GS Energy's Series C Preferred Stock. Shares of GS Energy's Series C Preferred Stock pay a coupon of 8%, and are convertible into GS Energy Corporation common stock at $0.01 per share.

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

The Company had $885,781 in accounts payable and accrued expenses at June 30, 2007. The Company may not be able to satisfy these amounts predominantly out of cash flows from its operations, and may need to obtain additional financing to satisfy these obligations.

As of June 30, 2007, the Company owed $22,076 to various officers.

At the present time the Company does not have commitments from anyone to provide funds for the operations of GS Energy. Management continues to seek funding and any additional funding that is obtained is likely to involve the issuance of large amounts of stock, and will further dilute the interests of the existing shareholders.

Cash

Our primary sources of liquidity are cash provided by investing and financing activities. For the six months ended June 30, 2007, net cash used by operating activities was $48,955.

Liquidity

We  used  cash  provided  from  investing  and  financing   activities  to  fund
operations. We intend to use cash provided from operating activities to fund operations during the fiscal year 2007.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and common stock. The
Company's capital resources can be expected to be impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At June 30, 2007 the Company had $126,239 in cash.

Cash Flows for the Quarter Ended June 30, 2007

For the six months ending June 30, 2007, we obtained net cash from financing of $44,747 and used cash for investing activities of $289,434.

The Company had a negative working capital position of $53,355 at June 30, 2007. In reviewing our financial statements as of June 30, 2007, our auditor concluded that there was substantial doubt as to our ability to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company that are required to be included in the Company's periodic SEC filings.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the six months ended June 30, 2007

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2007:

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


GS ENERGY CORPORATION
By:                  /S/      KEVIN KREISLER
                     -----------------------
                              KEVIN KREISLER
                              Chairman and Chief Executive Officer

Date:                         August 14, 2007

By:                  /S/      JACQUELINE FLYNN
                     -----------------------
                              JACQUELINE FLYNN
                              Chief Financial Officer, Chief Accounting Officer

Date:                         August 14, 2007