Form 10QSB
period 2007-09-30
GS Energy CORP
filed 2007-11-14
CIK 1127242

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

                          COMMISSION FILE NO.: 0-32143



                              GS ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                             20-3148296
--------------------------------------------------------------------------------
(State of other jurisdiction of                                    IRS Employer
incorporation or organization)                               Identification No.)


One Penn Plaza, Suite 1612, New York, New York                          10119
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

The number of outstanding shares of common stock as of November 14, 2007 was 2,497,163,844

Transitional Small Business Disclosure Format:  Yes    No X
                                                   ---   ---

                              GS ENERGY CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information

Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheet - September 30, 2007 (unaudited)....................................4
                  Consolidated Statements of Operations - for the Three and Nine Months Ended
                    September 30, 2007 (unaudited) and 2006 (unaudited)..........................................5
                  Consolidated Statements of Cash Flows - for the Nine Months Ended
                    September 30, 2007 (unaudited) and 2006 (unaudited)..........................................6
                  Notes to Consolidated Financial Statements.....................................................9
Item 2.           Management's Discussion and Analysis .........................................................11
Item 3.           Controls and Procedures.......................................................................15

Part II           Other Information

Item 1.           Legal Proceedings.............................................................................16
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...................................16
Item 3.           Defaults upon Senior Securities...............................................................16
Item 4.           Submission of Matters to a Vote of Security Holders...........................................16
Item 5.           Other Information ............................................................................16
Item 6.           Reports on Form 8K............................................................................16

Signatures                                                                                                      17


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                     GS ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2007
                                   (UNAUDITED)

ASSETS
Current Assets:
   Cash ................................................................   $    79,063
   Accounts receivable, net of allowance of
     doubtful accounts of $26,560 ......................................       317,639
   Accounts receivable, related parties ................................       258,546
   Costs and estimated earnings in excess of
     billings on uncompleted contracts .................................       229,955
   Costs and estimated earnings in excess of
     billings on uncompleted contracts - related parties ...............       220,715
   Prepaid expenses and other current assets ...........................        51,063
                                                                           -----------
Total Current Assets ...................................................     1,156,981
                                                                           -----------
Other Assets:
   Property and equipment, net .........................................     1,177,282
   Goodwill, net .......................................................       905,579
                                                                           -----------
Total Other Assets .....................................................     2,082,861
                                                                           -----------
TOTAL ASSETS ...........................................................   $ 3,239,842
                                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Current portion of mortgage and notes payable .......................        70,474
   Loan payable - related party ........................................       826,717
   Accrued interest payable - related parties ..........................        81,127
   Accounts payable and accrued expense ................................       520,327
   Billings in excess of costs and estimated
     earnings on uncompleted contracts .................................        40,374
   Billings in excess of costs and estimated earnings
     on uncompleted contracts - related parties ........................       957,907
                                                                           -----------
       Total Current Liabilities .......................................     2,496,926
                                                                           -----------
   Mortgage and note payable - net of current portion ..................       383,906
                                                                           -----------
       Total Liabilities: ..............................................     2,880,832
                                                                           -----------
Stockholders' Equity:
   Convertible preferred stock, $0.001 par value,
     5,000,000 shares authorized:

     Series C:  1,600,000 shares issued and 1,600,000 shares outstanding         1,600
     Series D: 1,000,000 shares issued and outstanding .................         1,000
   Common stock, $0.001 par value, 5,000,000,000 authorized;
   2,497,163,844 shares issued and outstanding .........................     2,497,164
   Additional paid-in capital ..........................................     3,815,438
   Accumulated deficit .................................................    (5,956,192)
                                                                           -----------
     Total Stockholders' Equity ........................................       359,010
                                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................   $ 3,239,842
                                                                           ===========


                     GS ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended                     Nine Months Ended
                                                                       September 30                          September 30
                                                  ---------------------------------    ----------------------------------
                                                              2007             2006               2007             2006
                                                  ---------------------------------    ----------------------------------
Revenue (including related party revenues of
  $125,234, $218,715, $2,681,057, and
  $290,309, respectively)......................   $     1,316,599   $     1,314,279    $     4,572,435    $     3,498,843

Cost of Revenues (including related party cost
  of revenues of $241,144, $208,982,
  $2,370,537, and $240,685, respectively)......           725,638         1,194,083          3,695,307          2,853,797
                                                  ---------------   ---------------    ---------------    ---------------
  Gross Profit ................................           590,961           120,196            877,128            645,046

Operating Expenses:
  Selling, general and administrative expenses            120,907           276,598            430,278          1,311,747
  Amortization expense, intangible assets .....              --              15,009               --              140,467
                                                  ---------------   ---------------    ---------------    ---------------
     Total Operating Expenses .................           120,907           291,607            430,278          1,452,214
                                                  ---------------   ---------------    ---------------    ---------------
Operating Income (Loss) .......................           470,054          (171,411)           446,850           (807,168)

Other Expense
  Other expense (income) ......................               360           (17,266)            (2,056)           (43,754)
  Interest expense and financing cost .........             8,238            29,477             54,646            290,903
  Impairment of long lived assets .............              --             190,103               --              190,103
                                                  ---------------   ---------------    ---------------    ---------------
     Total Other Expense ......................             8,598           202,314             52,590            437,252
                                                  ---------------   ---------------    ---------------    ---------------

Income (loss) before provision for income taxes           461,456          (373,725)           394,260         (1,244,420)

Benefit from income taxes .....................              --                --                 --                 --
                                                  ---------------   ---------------    ---------------    ---------------
Net income (loss) .............................   $       461,456   $      (373,725)   $       394,260         (1,244,420)
                                                  ===============   ===============    ===============    ===============
Common share, basic and diluted
loss per share from continuing operations .....   $          --     $          --      $          --                 --
                                                  ===============   ===============    ===============    ===============
Weighted average share of common stock
  outstanding, basic ..........................     2,497,183,644     2,225,630,943      2,497,183,644      2,456,302,855
                                                  ===============   ===============    ===============    ===============
Weighted average share of common stock
   outstanding, diluted .......................     2,497,183,644     2,225,630,943      2,520,738,822      2,456,302,855
                                                  ===============   ===============    ===============    ===============




                     GS ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine Months Ended
                                                            September 30  September 30
                                                            ------------  ------------
                                                                   2007           2006
                                                            ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income ............................................   $   394,260    $(1,244,420)
   Depreciation and amortization .........................       110,834        140,467
   Changes in accounts receivable ........................    (1,022,294)      (344,808)
   Costs in excess of billings ...........................       166,011        146,234
   Prepaid expenses ......................................       (12,974)        (2,784)
   Accounts payable and accrued interest .................      (283,846)       711,541
   Billings in excess of costs ...........................       616,188        253,798
   Impairment of long-lived assets .......................          --          190,103
                                                             -----------    -----------
      Net cash used in operating activities ..............   $   (31,821)   $  (149,869)
                                                             -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES

   Purchase of equipment .................................      (289,434)       (75,251)
                                                             -----------    -----------
      Net cash used in investing activities ..............      (289,434)       (75,251)
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Principal payments - mortgages and short term notes ...       (28,420)      (219,300)
   Loan due from related party ...........................         8,857        345,392
      Issuance of common stock - exercise of stock options          --          332,155
                                                             -----------    -----------
      Net cash provided by (used in) financing activities        (19,563)       458,247
                                                             -----------    -----------
   Net increase (decrease) in cash .......................   $  (340,818)   $   233,127

   Cash at beginning of period ...........................       419,881        156,868
                                                             -----------    -----------
   Cash at end of period .................................   $    79,063    $   389,995
                                                             ===========    ===========



                     GS ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

Supplemental statement of non-cash investing and financing activities:

Acquisition of equipment and/or vehicles with long-term debt .............         --          43,527
Acquisition of technology license ........................................         --         211,328
Forgiveness of related party accounts receivable .........................   (1,607,729)         --
Forgiveness of related party notes receivable and related accrued interest     (171,682)         --
Issuance of stock subscription ...........................................         --          75,000
Issuance of stock options for services ...................................         --         300,000
Conversion of debenture and accrued interest into common stock ...........         --         404,122
Issuance of common stock for services ....................................         --         160,000
Conversion of Series A Preferred stock to common stock ...................         --       3,000,000
Cancellation of Series B Preferred stock .................................         --             252
Conversion of convertible debentures and interest
  into Series C Preferred stock ..........................................         --       1,150,369

                     GS ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1        BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by GS Energy Corp. ("GS Energy" or "the Company"), pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

2        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2007 the Company had $79,063 in cash, and current liabilities exceeded current assets by $1,339,945. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

3         OPTIONS AND WARRANTS

Summarized information about GS Energy Corporation's stock options outstanding at September 30, 2007 is as follows:

                                             Weighted
                                             Average                                       Exercisable
                            Number of       Remaining       Weighted         ------------------------------------
                              Options       Contractual       Average                            Weighted Average
Exercise Prices             Outstanding        Life       Exercise Price      Number of Options   Exercise Price
-----------------------------------------------------------------------------------------------------------------
$0.0005                    137,500,000            7.25           .0005       137,500,000                0.0005
$0.0015                    100,000,000            7.25           .0015       100,000,000                0.0015
                           ------------                                      ---------------------------------
                           237,500,000                                       237,500,000                0.0009

Options exercisable at September 30, 2007 were 237,500,000, with a weighted average exercise price of $0.000921 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Dividend yield                                                           --
Expected volatility                                                     69%
Risk-free interest rate                                                  2%
Expected life                                                       10 yrs.

4         BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2007 consisted of the following:

4         BASIC AND DILUTED EARNINGS PER SHARE ("EPS") (Continued)

                                                       Three Months Ended                   Nine Months Ended
                                                                September 30, 2007                  September 30, 2007
                                                             Basic         Dilutive             Basic         Dilutive
                                                  ----------------- ----------------- ------------------ --------------
Weighted average number of shares outstanding        2,497,183,644    2,497,183,644     2,497,183,644    2,497,183,644

Common stock equivalent shares
   (treasury stock) method                                      --               --                --       23,555,178
                                                   -------------------------------------------------------------------
     Total weighted average and equivalent shares    2,497,183,644    2,497,183,644     2,497,183,644    2,520,738,822
                                                   ===================================================================
          Net Income                               $       461,456   $      461,456    $      394,260   $      394,260
                                                   ===================================================================
Earnings per share, basic and dilutive             $            --   $           --    $           --   $           --
                                                   ===================================================================

5         RELATED PARTY TRANSACTIONS

RIGHT OF FIRST REFUSAL MANUFACTURING AGREEMENT

WDS holds the right of first refusal to provide all of the equipment manufacturing needs of GS CleanTech Corporation and GS AgriFuels Corporation. GS Energy, GS CleanTech and GS AgriFuels are all majority held subsidiaries of GreenShift Corporation.

TRANSACTIONS WITH GS AGRIFUELS, NEXTGEN FUEL AND GS CLEANTECH

The Company generated revenue of $2,142,382 the nine months ended September 30, 2007 for the design, fabrication, assembly, testing and installation services performed for NextGen Fuel, Inc. NextGen Fuel, Inc. is a subsidiary of GS AgriFuels.

The Company generated revenue of $538,675 in the first nine months of 2007 related to services provided to GS CleanTech Corporation.

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

RELATED PARTY MANUFACTURING SERVICES

During the three months ended September 30, 2007, the Company revised its manufacturing subsidiary's policies relative to transactions with related parties. Previously, the Company's practice was to charge fixed prices for certain jobs pertaining to NextGen Fuel Inc. and GS CleanTech Corporation. The emerging technology nature of certain of these jobs made this practice inefficient and cost prohibitive. Moving forward, the Company is billing cost plus 20% for its design and fabrication services. In addition, this change in policy was applied retroactively to all related party transactions during the three months ended September 30, 2007. Management believes that this change in policy will assure greater efficiencies, afford a better allocation of overhead and the re-vitalization of the Company's third party sales.

RELATED PARTY FORGIVENESS OF RECEIVABLES AND NOTES PAYABLE

During the three months ended September 30, 2007, the Company forgave related party receivables with NextGen Fuel Inc. and GS CleanTech Corporation in the amounts of $1,069,462 and $538,267, respectively. In addition, the Company forgave a note receivable with Greenshift Corporation of $250,000 along with any accrued interest and was forgiven a note payable to GS CleanTech Corporation in the amount of $75,000. These transactions were accounts for as capital contributions with the various related parties and as a result were recorded as a reduction of the Company's paid-in capital.


6         LONG-TERM DEBT

Following is a summary of long-term debt at September 30, 2007:
Line of credit - US Bank .............................................................................   $   9,837

Note  payable at 3.5%  interest,  due in  monthly  installments  of $941  including  interest  through
February 1,    2010. This note is secured by a second lien on real estate separately held by the
Company's parent, GS Energy. .........................................................................      25,260

Installment loan payable at 10% interest,  due in monthly  Installments of $2,971  including  interest
through November 30, 2007.  This loan is secured by equipment. .......................................       2,947

Installment  loan payable at 10.79%  interest,  due in monthly  installments  of $804.98 for 36 months
ending 4/24/2010. ....................................................................................      20,987

Installment  loan  payable for 36 months at $943.40 per month with no  interest,  with a $1.00  buyout
option ending 1/23/2010. .............................................................................      24,052

Installment loan payable at 10.54% interest, due in monthly Installments of $795.12 for 36 months
ending 4/18/2010. ....................................................................................      18,726

Mortgage payable at 4% interest due in monthly installments of $1,849 including interest through
2018.  The mortgage is secured by the property with a book value of $518,465. ........................     157,744

Mortgage payable at 5% interest due in monthly installments of $1,224 including interest through
2023.  The mortgage is secured by property with a book value of $518,465. ............................     194,827
                                                                                                         ---------
Less Current Maturities ..............................................................................     (70,474)

Long-term Debt, net of Current Maturities ............................................................   $ 383,906
                                                                                                         =========

Following are maturities of long-term for each of the next five years:

2008                                                           $ 70,474
2009                                                             60,664
2010                                                             37,627
2011                                                             24,250
2012                                                             25,318
Thereafter                                                      236,047
                                                                -------
                                                               $454,380

7        SUBSEQUENT EVENTS

On November 9, 2007, the Company announced that the proposed merger between GS AgriFuels Corporation and the Company has been canceled.

On November 9, 2007, GS CleanTech transferred its bioreactor technologies and its 10% stake in Sterling Planet, Inc., to GS Energy in return for 81,000 shares of Series D Preferred Stock, which shares correspond to an additional 5% of GS Energy.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

OVERVIEW

GS Energy Corporation, during the nine months ended September 30, 2007, conducted its operations through its subsidiary GS Manufacturing, Inc. GS Manufacturing owns 100% of Warnecke Design Service, Inc., a specialty metal manufacturing company that provides custom equipment manufacturing services for its clients including machine design, machine building, control system electronics and programming, and maintenance support services. Warnecke currently services clients in the biofuels, automotive, electronics, lighting, plastics, rubber and food products industries.

Warnecke is the exclusive manufacturer for NextGen Fuel, Inc., a subsidiary of GS AgriFuels. In addition, Warnecke Design holds the right of first refusal to provide all of the equipment manufacturing needs of GS CleanTech Corporation and GS AgriFuels Corporation. GS Energy and GS AgriFuels are majority held subsidiaries of GS CleanTech Corporation, a majority held subsidiary of GreenShift Corporation.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

Total revenues were $4,572,435 for the nine months ended September 30, 2007, and $3,498,843 for the nine months ended September 30, 2006.

All revenues realized during the nine months ended September 30, 2007 were due to the operating activities of our subsidiary, Warnecke Design Services, Inc. ("WDS"). WDS has traditionally engaged in the engineering and fabrication of manufacturing equipment for large domestic and international manufacturers, and revenues for the nine months ended September 30, 2007 related primarily to orders from that customer base.

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

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2007 was $3,695,307, all of which were related to WDS. Cost of revenues included direct labor costs of $999,515, purchased components and other direct costs of $2,374,837, and indirect labor and manufacturing overhead of $320,955. Cost of revenues for the nine months ended September 30, 2006 was $2,853,797.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2007 and September 30, 2006 were $430,278 and $1,311,747, respectively.
Selling, general and administrative expenses are expected to remain high as a percentage of sales until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense and Financing Costs

Interest expense and financing cost for the nine months ended September 30, 2007 and September 30, 2006 was $54,646 and $290,903, respectively.

We incurred $140,467 in amortization of financing costs during the nine months ended September 30, 2006. These expenses represent the costs incurred in connection with certain convertible debentures that GS Energy Corporation had previously issued to YA Global Investments, LP ("Global" and the "Global Debentures") and the fees we paid to compensate the parties associated with these financing transactions.

The interest expenses and financing costs decreased significantly in 2007 due to the fact the Global Debentures were converted into common stock and the Global Debentures were assumed by GreenShift. Interest expense and financing costs could increase in future periods if the Company obtains new debt or equity financing.

Net Income and Net Loss

Our net income for the nine months ended September 30, 2007, was $394,260 and our net loss for the nine months ended September 30, 2006 was $1,244,420. The net loss incurred was due to the expenses and other factors described above.

Liquidity and Capital Resources

The Company had $2,880,832 in liabilities at the end of the nine months ended September 30, 2007

On February 7, 2006, GreenShift Corporation, GS Energy's majority shareholder, assumed the Global Debentures, in the amount of $1,150,369, which included accrued interest of $89,734. In return for GreenShift's assumption of this debt, GS Energy issued GreenShift 1,150,369 shares of GS Energy's Series C Preferred Stock. Shares of GS Energy's Series C Preferred Stock pay a coupon of 8%, and are convertible into GS Energy Corporation common stock at $0.01 per share.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Additionally, on February 2, 2006, Global converted $404,139 of debt into common stock. The amount converted equaled the entirety of the principal and accrued interest on the Convertible Debenture issued by GS Energy to Global.

The completion of the above described transactions resulted in the conversion of all of GS Energy's outstanding convertible debt with Global, and the reduction of GS Energy's debt by a total of $1,554,508.

The Company had $520,327 in accounts payable and accrued expenses at September 30, 2007. The Company may not be able to satisfy these amounts predominantly out of cash flows from its operations, and may need to obtain additional financing to satisfy these obligations.

As of September 30, 2007, the Company owed $22,076 to various officers.

At the present time the Company does not have commitments from anyone to provide funds for the operations of GS Energy. Management continues to seek funding and any additional funding that is obtained is likely to involve the issuance of large amounts of stock, and will further dilute the interests of the existing shareholders.

Cash

Our primary sources of liquidity are cash provided by investing and financing activities. For the nine months ended September 30, 2007, net cash used by operating activities was $31,821.

Liquidity

We  used  cash  provided  from  investing  and  financing   activities  to  fund
operations. We intend to use cash provided from operating activities to fund operations during the fiscal year 2007.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and common stock. The
Company's capital resources can be expected to be impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At September 30, 2007 the Company had $79,063 in cash.

Cash Flows for the Quarter Ended September 30, 2007

For the nine months ending September 30, 2007, we used net cash for financing of $19,563 and used cash for investing activities of $289,434.

The Company had a negative working capital position of $1,339,945 at September 30, 2007. In reviewing our financial statements as of September 30, 2007, our auditor concluded that there was substantial doubt as to our ability to continue as a going concern.

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

GS Energy had income of $394,260 during the nine months ended September 30, 2007, and GS Energy had $79,063 in cash at September 30, 2007. These matters raise substantial doubt about GS Energy's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

Our total liabilities as of September 30, 2007 were $2,880,832. We cannot afford to pay these amounts out of our operating cash flows.

We lack capital to fund our operations.

During the nine months ended September 30, 2007 our operations used $31,821 in cash. In addition, during those nine months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

None during the nine months ended September 30, 2007.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2007:

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


GS ENERGY CORPORATION




                 /S/      KEVIN KREISLER
                 -----------------------
By:                       KEVIN KREISLER
                          Chairman, Chief Executive Officer
                           and Chief Financial Officer

Date:            November 14, 2007