Form 10KSB/A
period 2006-12-31
GS Energy CORP
filed 2007-12-20
CIK 1127242

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                  FORM 10-KSB/A
                               (Amendment No. 1)
                            -------------------------


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

Transitional Small Business Disclosure Format:                      Yes __ No X

DOCUMENTS INCORPORATED BY REFERENCE: None

Amendment No. 1

This amendment is being filed in order to correct an error in the certification filed as Exhibit 31.2

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