Form 10QSB/A
period 2007-09-30
GS Energy CORP
filed 2008-02-05
CIK 1127242

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                  FORM 10-QSB/A
                                (Amendment No. 1)
                            -------------------------


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

The number of outstanding shares of common stock as of November 9, 2007 was 2,497,163,844

Transitional Small Business Disclosure Format:  Yes   No X

Amendment No. 1

This   amendment  is  being  filed  in  order  to  include  the   signature  and
certification of the Chief Financial Officer, which were omitted from the original filing.


                              GS ENERGY CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information

Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheet - September 30, 2007 (unaudited)....................................4
                  Consolidated Statements of Operations - for the Three and Nine Months Ended
                    September 30, 2007 (unaudited) and 2006 (unaudited)..........................................5
                  Consolidated Statements of Cash Flows - for the Nine Months Ended
                    September 30, 2007 (unaudited) and 2006 (unaudited)..........................................6
                  Notes to Consolidated Financial Statements.....................................................8
Item 2.           Management's Discussion and Analysis .........................................................11
Item 3.           Controls and Procedures.......................................................................17

Part II           Other Information

Item 1.           Legal Proceedings.............................................................................18
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...................................18
Item 3.           Defaults upon Senior Securities...............................................................18
Item 4.           Submission of Matters to a Vote of Security Holders...........................................18
Item 5.           Other Information ............................................................................18
Item 6.           Reports on Form 8K............................................................................18

Signatures                                                                                                      19


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

     31.1 Certification   of   Chief   Financial   Officer   pursuant   to  Rule
          13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


GS ENERGY CORPORATION


By:              /S/      KEVIN KREISLER
                 -----------------------
                          KEVIN KREISLER
                          Chairman and Chief Executive Officer

Date:                     November 9, 2007

By:              /S/      JACQUELINE FLYNN
                 -------------------------
                          JACQUELINE FLYNN
                          Chief Financial Officer

Date:                     November 9, 2007