Form 10KSB
period 2007-12-31
ECOSYSTEM CORP
filed 2008-04-15
CIK 1127242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
                            -------------------------


                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                          COMMISSION FILE NO.: 0-32143



                              ECOSYSTEM CORPORATION
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act__.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. (X).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X.

State issuer's revenues for its most recent fiscal year: $0.

The number of outstanding shares of common stock and value of the voting stock held by non-affiliates of the Registrant as of April 14, 2008 were 8,354,328 and $291,679, respectively.

                              ECOSYSTEM CORPORATION
                           ANNUAL REPORT ON FORM 10KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007


                                TABLE OF CONTENTS



                                                                                                       Page No
Part I
Item 1      Description of Business .........................................................................4
Item 1A     Risk Factors.....................................................................................5
Item 2      Description of Properties........................................................................7
Item 3      Legal Proceedings................................................................................7
Item 4      Submission of Matters to a Vote of Security Holders .............................................7

Part II
Item 5      Market for Registrant's Common Equity and Related Stockholder Matters ...........................8
Item 6      Management's Discussion and Analysis.............................................................9
Item 7      Financial Statements ...........................................................................11
Item 8      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............23
Item 8A     Controls and Procedures ........................................................................23
Item 8B     Other Information...............................................................................25

Part III
Item 9     Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance
            with Section 16(a) of the Exchange Act  ........................................................25
Item 10    Executive Compensation ..........................................................................25
Item 11    Security Ownership of Certain Beneficial Owners and Related Stockholder Matters .................26
Item 12    Certain Relationships and Related Transactions and Director Independence ........................26

Part IV
Item 13     Exhibits .......................................................................................27
Item 14     Principal Accountant Fees and Services .........................................................28
Signatures



                                     PART I

Basis of Presentation

In this Annual Report on Form 10-KSB, the terms "we," "our," "us," "EcoSystem," or the "Company" refer to EcoSystem Corporation (f/k/a GS Energy Corporation).

Forward Looking Statements

We make certain forward-looking statements in this Annual Report on Form 10-KSB and in the documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions. These statements reflect our management's judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

     >>   the volatility and uncertainty of commodity prices;

     >> the costs and business risks associated with developing new products and entering new markets;

     >>   our ability to locate and integrate future acquisitions;

     >> the impact of new, emerging and competing technologies on our business;

     >> the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;

     >> changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

     >>   our reliance on key management personnel;

     >>   limitations  and   restrictions   contained  in  the  instruments  and
          agreements governing our indebtedness;

     >>   our  ability  to  raise  additional   capital  and  secure  additional
          financing;

     >> our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

     >> other risks referenced from time to time in our filings with the SEC and those factors listed in this Form 10KSB under Item 1A, Risks Factors, beginning on page 5.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-KSB, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

ITEM 1        DESCRIPTION OF BUSINESS

OVERVIEW

We  focus  on  the  development  of  ecotech  projects  involving  the  balanced
application  of  chemical,   biological  and  mechanical  processes  to  produce
value-added resources in unconventional but sustainable ways.

During our fiscal year ended December 31, 2007, our focus was limited to specialty metal manufacturing services including machine design, machine building, control system electronics and programming, and maintenance support services for third-party clients in the biofuels, automotive, electronics, lighting, plastics, rubber and food products industries.

In December 2007, we liquidated our manufacturing operation and executed a license agreement for the exclusive use of GreenShift Corporation's patented and patent-pending bioreactor technology in applications involving certain commercial products not including fuels and energy. We are currently working with GreenShift in testing its recently completed bioreactor pilot facility in Ohio. In addition, we are actively exploring acquisition opportunities involving distressed or other assets that are compatible with our bioreactor technology and business model.

BACKGROUND

Every year, 3,000 gigatons of carbon dioxide are released by natural processes into the atmosphere. Humans are responsible for an additional 25 gigatons. Although this seems comparatively low, it nonetheless puts the sensitive carbon dioxide balance out of sync and it is precisely this balance that is so crucial for the earth's climate. Alternative sources of energy and energy efficiencies alone will not be sufficient to reduce our carbon dioxide emissions by at least one third over the next two decades and keep global warming in check.

Given that fossil- and biomass-derived fuels can be expected to be our main sources of energy for many decades to come, we need innovative technologies to minimize the carbon dioxide emitted when these fuels are burnt or to capture the carbon dioxide and store it safely.

EcoSystem's view is that storage of carbon is not the answer. Carbon is a valuable natural resource that is prevalent in nearly every corner of our natural ecosystem. We believe that the answer to the global challenges presented by carbon is reutilization at the base of our food and fuel chains.

EXCLUSIVE LICENSE

We hold the exclusive rights to GreenShift's carbon dioxide bioreactor technology for applications involving certain commercial products not including fuels and energy. This patented and patent-pending process uses algae to consume carbon dioxide emissions. The algae use the available carbon dioxide in the exhaust and water to grow new algae, and give off pure oxygen and water vapor in the process. The organisms also absorb nitrogen oxide and sulfur dioxide. Once the algae grow to maturity, they are harvested for conversion into ethanol and biodiesel fuels. This technology was originally developed at Ohio University's Ohio Coal Research Center with funding from the U.S. Department of Energy. GreenShift holds the worldwide exclusive rights to Ohio University's technology and has subsequently filed for patent protection on significant targeted improvements to the technology. GreenShift has constructed a pilot plant that will be used for extended testing. This pilot plant will act as a demonstration platform to quantify existing benchtop testing results and to refine design parameters for future evolutions of the technology. Under the terms of EcoSystem's license with GreenShift, EcoSystem has the right to use GreenShift's pilot facility to develop test data for EcoSystem's targeted food products applications.

INTELLECTUAL PROPERTIES

EcoSystem, EcoSystem Corporation, and the "EcoSystem Logo" are the registered trademarks of EcoSystem Corporation.

ITEM 1A        BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, EcoSystem Corporation's business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

There is substantial doubt concerning our ability to continue as a going concern.

EcoSystem incurred a loss from continuing operations of $367,474 during the twelve months ended December 31, 2007, and we had approximately $91 in cash at December 31, 2007. These matters raise substantial doubt about our ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

We are implementing new business plans which make the results of our business uncertain.

Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel, ethanol and culinary oils industry in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success. Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for necessary financing, the provision of necessary feedstock sources, engineering, procurement and construction services and the sale and distribution of our biodiesel fuel on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

The fiscal efficiencies of highly capitalized competitors in biotechnology could defeat our efforts to capture a viable market share.

The business of developing new biotechnologies is a capital-intense business, requiring substantial capital resources. The costs that we may incur in obtaining capital are substantially greater per dollar than the cost incurred by large scale enterprises in the industry. This situation could cause us to be unable to compete effectively.

The exercise of our outstanding warrants and options and EcoSystem Corporation's various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

The exercise of our outstanding warrants and options could result in the issuance of up to 275,000 shares of common stock, assuming all outstanding warrants and options are currently exercisable. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

We lack capital to fund our operations.

During the twelve months ended December 31, 2007 our operations provided by $160,231 in cash. In addition, during those twelve months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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


Viridis Capital can exert control over us and may not make decisions that further the best interests of all stockholders.

Viridis Capital, LLC controls 100% of our outstanding Series C preferred stock. The preferred shares are convertible into 73.68% of our Common Stock. As a result, Viridis exerts a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

EcoSystem Corporation is not likely to hold annual shareholder meetings in the next few years.

Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders' meeting. Unless a shareholders' meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders' meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Kevin Kreisler, who is currently the sole director of EcoSystem Corporation, was appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that Mr. Kreisler will appoint them. As a result, the shareholders of EcoSystem Corporation will have no effective means of exercising control over the operations of EcoSystem Corporation.

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

The volatility of the market for EcoSystem Corporation common stock may prevent a shareholder from obtaining a fair price for his shares.

The common stock of EcoSystem Corporation is quoted on the OTC Bulletin Board. It is impossible to say that the market price on any given day reflects the fair value of EcoSystem Corporation, since the price sometimes moves up or down by 50% or more in a week's time. A shareholder in EcoSystem Corporation who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

Our common stock trades on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ Global Market or the NASDAQ Capital Market. Because our common stock does not trade on a stock exchange or on the NASDAQ Global Market or the NASDAQ Capital Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

Only a small portion of the investment community will purchase "penny stocks" such as our common stock.

EcoSystem Corporation common stock is defined by the SEC as a "penny stock" because it trades at a price less than $5.00 per share. EcoSystem Corporation common stock also meets most common definitions of a "penny stock," since it trades for less than $1.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for EcoSystem Corporation common stock as long as it remains a "penny stock." This situation may limit the liquidity of your shares.

ITEM 2            DESCRIPTION OF PROPERTIES

EcoSystem Corporation currently maintains office space at One Penn Plaza, Suite 1612, New York, NY. The lease for this space expires in May of 2011. We paid no rent during 2007 for these offices. During 2008 EcoSystem does not expect to pay rent for these offices. We believe these offices will be sufficient for our needs for the foreseeable future.

ITEM 3            LEGAL PROCEEDINGS

None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS

EcoSystem's Common Stock trades on the OTC Bulletin Board under the symbol "ESYM." The following table sets forth, for the periods indicated, the range of high and low closing bid prices for EcoSystem Common Stock as reported by the National Association of Securities Dealers composite. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period                                                    High                       Low
----------------------------------------------------------------------------------------
2007 First Quarter                                        1.00                      0.44
2007 Second Quarter                                       0.70                      0.25
2007 Third Quarter                                        0.55                      0.20
2007 Fourth Quarter                                       0.35                      0.05

2006 First Quarter                                        0.95                      0.55
2006 Second Quarter                                       4.50                      0.60
2006 Third Quarter                                        1.80                      1.05
2006 Fourth Quarter                                       1.15                      0.45

Title of Class              Approximate Number of Holders of Record as of April 11, 2008
Common Stock, 0.001 par                                                              268

The number of holders does not give effect to beneficial ownership of shares held in the street name by stock brokerage houses or clearing agents.

REVERSE SPLIT

On February 11, 2008, the Company completed a 1 for 500 reverse stock split. All stock prices, share amounts, per share information, stock options and stock warrants in this Report reflect the reverse stock split.

DIVIDENDS

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. The Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions will determine future dividend policies.

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the 4th quarter of 2007.

REPURCHASE OF EQUITY SECURITIES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2007.

ITEM 6        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We  focus  on  the  development  of  ecotech  projects  involving  the  balanced
application  of  chemical,   biological  and  mechanical  processes  to  produce
value-added resources in unconventional but sustainable ways.

During our fiscal year ended December 31, 2007, our focus was limited to specialty metal manufacturing services including machine design, machine building, control system electronics and programming, and maintenance support services for third-party clients in the biofuels, automotive, electronics, lighting, plastics, rubber and food products industries.

In December 2007, we liquidated our manufacturing operation and executed a license agreement for the exclusive use of GreenShift Corporation's patented and patent-pending bioreactor technology in applications involving certain commercial products not including fuels and energy. We are currently working with GreenShift in testing its recently completed bioreactor pilot facility in Ohio. In addition, we are actively exploring acquisition opportunities involving distressed or other assets that are compatible with our bioreactor technology and business model.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial statements included herein have been prepared by the Company, in accordance with Generally Accepted Accounting Principles. This requires the Company's management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. In the opinion of management, all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements and any changes in the Company's future operational plans.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

There were no revenues from continuing operations for the year ended December 31, 2007, and no revenues for the twelve months ended December 31, 2006.

For the years ending December 31, 2007 and 2006, the revenues from discontinued operations were $5,695,482 and $5,913,799, respectively.

All revenues realized in discontinued operations during the year ended December 31, 2007 were due to the operating activities of our former subsidiary, GS Design, Inc. ("GSD"). GSD has traditionally engaged in the engineering and fabrication of manufacturing equipment for large domestic and international manufacturers, and revenues for the year ended December 31, 2007 related primarily to orders from that customer base.

Cost of Revenues

There were no cost of revenues from continuing operations for the year ended December 31, 2007 or for the year ended December 31, 2007. Cost of revenues reflected in discontinued operations were incurred by GSD.

The cost of revenues attributable to discontinued operations for the years ending December 31, 2007 and 2006 were $4,385,195 and $4,506,239, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $341,809 for the year ended December 31, 2007 and $1,325,049 for the year ending December 31, 2006. Selling, general and administrative expenses include stock based compensation of $229,231 and $1,079,013 for 2007 and 2006, respectively. Selling, general and administrative expenses are expected to remain high relative to revenues until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Selling, general and administrative expenses attributable to discontinued operations for the years ending December 31, 2007 and 2006 were $914,237 and $488,430, respectively.

Interest  Expense and Financing Costs

Interest expenses and financing costs for the year ended December 31, 2007 were $25,665 and $16,930 for the year ended December 31, 2006.

Net Income and Net Loss

Our net loss from continuing operations for the year ended December 31, 2007 was $367,474 and $1,858,913 for the year ended December 31, 2006. The net loss incurred was due to the expenses and other factors described above.

Our net income attributable to discontinued operations for the years ending December 31, 2007 and 2006 were $293,330 and $835,763, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by investing and financing activities. For the twelve months ended December 31, 2007, net cash provided by operating activities was $160,231. The Company had $571,156 in liabilities at the end of the twelve months ended December 31, 2007, and may need to obtain additional financing to satisfy these obligations.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payment on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and common stock. The
Company's capital resources can be expected to be impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At December 31, 2007 the company had $91 in cash. The Company plans to finance its planned development activities through the issuance of equity and debt.

Cash Flows

For the twelve months ending December 31, 2007, we used net cash from financing of $160,140.

The Company had a working capital of $436,686 at December 31, 2007. In reviewing our financial statements as of December 31, 2007, our auditor concluded that there was substantial doubt as to our ability to continue as a going concern.

Off Balance Sheet Arrangements

None


ITEM 7            FINANCIAL STATEMENTS



                                                                                                     Page No
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...................................................12

Balance Sheet ............................................................................................13

Statements of Operations .................................................................................14

Statements of Stockholders' Equity........................................................................15

Statements of Cash Flows..................................................................................17

Notes to Financial Statements ............................................................................18




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
EcoSystem Corporation and Subsidiaries:

We have audited the accompanying balance sheet of EcoSystem Corporation and Subsidiaries as of December 31, 2007 and the related statements of operations, stockholders' equity (impairment) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoSystem Corporation and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has accumulated deficit and negative cash flow from operations as of December 31, 2007. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey
April 14, 2008



                              ECOSYSTEM CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2007


ASSETS
Current assets:
   Cash .........................................................   $        91
   Due from related parties .....................................     1,007,751
                                                                    -----------
Total current assets ............................................     1,007,842
                                                                    -----------
TOTAL ASSETS ....................................................   $ 1,007,842
                                                                    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Due to related party .........................................       400,863
   Accounts payable and accrued expenses ........................       170,293
                                                                    -----------
   Total current liabilities ....................................       571,156
                                                                    -----------
TOTAL LIABILITIES ...............................................       571,156

STOCKHOLDERS' EQUITY

 Preferred stock, $0.001 par value:
   Series C: 400,000 authorized, 0 issued and outstanding .......          --
   Series D: 1,000,000 authorized, 921,000 issued and outstanding           921
Common stock, $0.001 par value, 5,000,000,000 authorized;
  8,354,328 issued and outstanding ..............................         8,354
Additional paid-in capital ......................................     6,852,007
Accumulated deficit .............................................    (6,424,596)
                                                                    -----------

TOTAL STOCKHOLDERS' EQUITY ......................................       436,686
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......................   $ 1,007,842
                                                                    ===========


             The notes to the condensed financial statements are an
                       integral part of these statements.



                              ECOSYSTEM CORPORATION
                            STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

                                                       Twelve Months  Twelve Months
                                                               Ended          Ended
                                                            12/31/07       12/31/06
                                                       ----------------------------
Revenues .............................................   $      --      $      --
Cost of revenues .....................................          --             --
                                                         -----------    -----------
     Gross profit ....................................          --             --

Operating expenses
     Selling, general and administrative expenses ....       341,809      1,325,049
                                                         -----------    -----------
     Total operating expenses ........................       341,809      1,325,049
                                                         -----------    -----------

Operating loss .......................................      (341,809)    (1,325,049)

Other expenses and financing costs
     Interest expense and financing costs ............        25,665         16,930
     Amortization of website cost ....................          --           52,801
     Gain on disposal of convertible debenture .......          --          (46,573)
     Impairment of website cost ......................          --          190,103
     Amortization of beneficial conversion feature ...          --          245,111
     Other Income ....................................          --           75,492
                                                         -----------    -----------
     Other expense ...................................        25,665        533,864
                                                         -----------    -----------

Loss before provision for income taxes ...............      (367,474)    (1,858,913)

     Provision for income taxes ......................          --             --
                                                         -----------    -----------

Net loss from continuing operations ..................   $  (367,474)   $(1,858,913)
                                                         -----------    -----------

Net income from discontinued operations ..............   $   293,330    $   835,763
                                                         -----------    -----------

Net Income ...........................................   $   (74,144)   $(1,023,150)
                                                         ===========    ===========

Net loss per common share from continuing operations .   $      (.07)   $      (.38)
                                                         ===========    ===========

Net loss per common share from discontinued operations   $       .06    $       .17
                                                         ===========    ===========

Weighted average of shares of common stock
Outstanding, basic and diluted .......................     5,260,701      4,913,564
                                                         ===========    ===========



             The notes to the condensed financial statements are an
                       integral part of these statements.


                              ECOSYSTEM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006



                                         Series A                Series B               Series C               Series D
                                     Preferred Stock         Preferred Stock         Preferred Stock        Preferred Stock
                                  ----------- ----------- ----------- ---------- ------------ ---------- ---------- -----------
                                    Shares      Amount      Shares     Amount      Shares      Amount     Shares      Amount
                                  ---------------------------------------------------------------------------------------------
Balance at 12/31/05                1,000,000      $1,000     251,507       $252      400,000       $400         --          --
                                  =========== =========== =========== ========== ============ ========== ========== ===========
Stock issued for services                 --          --          --         --           --         --         --          --
Exercise of stock options                 --          --          --         --           --         --         --          --
Conversion of debentures to
common stock                              --          --          --         --           --         --         --          --
Record GreenShift Preferred
conversion                         (375,000)       (375)          --         --           --         --         --          --
Book remaining convertible debt
to APIC                                   --          --          --         --           --         --         --          --
Stock Option Compensation                 --          --          --         --           --         --         --          --
To record issuance Series C
preferred to GreenShift for
assuming convertible debentures           --          --   (251,507)      (252)    1,150,369      1,150         --          --
Record conversion preferred
series A and common stock to
series D                           (625,000)       (625)          --         --           --         --  1,000,000       1,000
To record reduction of shares
issued under contract & equity
investment                                --          --          --         --           --         --         --          --
Record subscription receipts              --          --          --         --           --         --         --          --
Preferred C shares in exchange
for equity investment                     --          --          --         --      450,000        450         --          --
Record transfer to GreenShift
in exchange for redemption of
preferred stock & settlement of
debt                                      --          --          --         --    (400,000)      (400)         --          --
Record 4th quarter stock
issuance to officers                      --          --          --         --           --         --         --          --
Record adjustment of stock
certificates from prior
transfer agent                            --          --          --         --           --         --         --          --
Net loss                                  --          --          --         --           --         --         --          --
                                  ----------- ----------- ----------- ---------- ------------ ---------- ---------- -----------
Balance at 12/31/06                       --         $--          --        $--    1,600,369     $1,600  1,000,000       1,000
                                  =========== =========== =========== ========== ============ ========== ========== ===========
Cancellation of shares                    --          --          --         --           --         --         --          --
Conversion of series C to                 --          --          --         --  (1,600,369)    (1,600)         --          --
Common
Cashless exercise of warrants             --          --          --         --           --         --         --          --
Shares issued for services                --          --          --         --           --         --         --          --
Conversion of series D Preferred          --          --          --         --           --         --   (78,687)        (79)
Write off debt/receivables
Transfer of subsidiaries
                                  ----------- ----------- ----------- ---------- ------------ ---------- ---------- -----------
Balance at 12/31/07                       --         $--          --        $--           --         --    921,313        $921
                                  =========== =========== =========== ========== ============ ========== ========== ===========





                              ECOSYSTEM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006


                                                                                Stock                                        Total
                                                                         Subscription       Additional               Stockholders'
                                                                                   on          Paid-in  Accumulated         Equity
                                                    Common Stock          Receivables          Capital      Deficit      (Deficit)
                                           ----------------------------- ------------- --------------- ----------- ----------------
                                                  Shares         Amount
                                           -------------- --------------
Balance at 12/31/05                            2,522,434         $2,522     $(25,000)       6,654,706  $(5,327,302)     1,306,578
                                           ============== ============== ============= =============== =========== ===============
Stock issued for services                        357,134            357            --         496,516          --         496,873
Exercise of stock options                        750,000            750     (237,500)         236,750          --              --
Conversion of debentures to common stock         873,914            874            --         403,248           -         404,122
Record GreenShift Preferred conversion         6,000,000          6,000            --         (5,625)          --              --
Book remaining convertible debt to APIC               --             --            --       1,080,697          --       1,080,697
Stock Option Compensation                             --             --            --         384,174          --         384,174
To record issuance Series C preferred to
GreenShift for assuming convertible
debentures                                            --             --            --           (898)          --              --
Record conversion preferred series A and
common stock to series D                     (6,000,000)        (6,000)            --           5,625          --              --
To record reduction of shares issued
under contract equity investment                (47,120)           (47)            --              47          --              --
Record subscription receivable                        --             --       262,500              --          --         262,500
Preferred C shares in exchange for
equity investment                                     --             --            --       1,935,313          --       1,935,763
Record transfer to GreenShift in
exchange for redemption of preferred
stock & settlement of debt                            --             --            --     (3,300,962)          --     (3,301,362)
Record 4th quarter stock issuance to             597,966            598            --         197,368          --         197,966
officers
Net loss                                              --             --            --              --  (1,023,150)    (1,023,150)
                                           -------------- -------------- ------------- --------------- ----------- ---------------
Balance at 12/31/06                            5,054,328          5,054            --       8,086,959  (6,350,452)      1,744,161
                                           ============== ============== ============= =============== =========== ===============
Cancellation of shares                          (60,000)           (60)            --              60          --              --
Conversion of series C to Common                 320,000            320            --           1,280          --              --
Cashless exercise of warrants                    123,077            123            --           (123)          --              --
Shares issued for services                       916,923            917            --         228,314          --         229,231
Conversion of series D Preferred               2,000,000          2,000            --         (1,921)          --              --
Write off debt/receivables                            --             --            --       (155,348)          --       (155,348)
Transfer of subsidiaries                              --             --            --     (1,307,214)          --     (1,307,214)
Net Loss                                              --             --            --        (74,144)    (74,144)             --
                                           -------------- -------------- ------------- --------------- ----------- ---------------
Balance at 12/31/07                            8,354,328          8,354            --       6,852,007  (6,424,596)        436,686
                                           ============== ============== ============= =============== =========== ===============


             The notes to the condensed financial statements are an
                       integral part of these statements.


                              ECOSYSTEM CORPORATION
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

                                                                                 12/31/07       12/31/06
                                                                              --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations .......................................   $  (367,474)   $(1,858,913)
Net Income from discontinued operations ...................................       293,330        835,763

Adjustments to reconcile net loss to net cash used in operating activities:
     Impairment of website ................................................          --          190,103
     Amortization of website costs ........................................          --           52,801
     Amortization of deferred financing costs .............................          --           16,930
     Amortization of beneficial conversion feature ........................          --          245,111
     Stock and stock options issued for services ..........................       229,231      1,079,013
Changes in assets and liabilities:
     Decrease in prepaid expenses .........................................          --           13,665
     Increase in accounts payable and accrued expenses ....................         5,144       (149,744)
                                                                              -----------    -----------
         Net cash provided (used) in operating activities .................       160,231        424,729

CASH FLOW FROM FINANCING ACTIVITIES
     Repayment of related party debt ......................................      (160,140)      (508,057)
                                                                              -----------    -----------
         Net cash provided (used) by financing activities .................      (160,140)      (508,057)
                                                                              -----------    -----------
     Increase (decrease) in cash ..........................................            91        (83,328)
     Cash at beginning of period ..........................................          --           83,328
                                                                              -----------    -----------
     Cash at end of period ................................................   $        91    $      --
                                                                              ===========    ===========

SUPPLEMENTAL STATEMENT OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Conversion of debenture and accrued interest into common stock ............   $      --      $   404,122
                                                                              ===========    ===========
Issuance of preferred Series C additional paid in capital for acquisition .   $      --      $ 1,935,313
                                                                              ===========    ===========
Transfer of assets in exchange for redemption of preferred
  shares and settlement of debt ...........................................          --      $ 3,301,362
                                                                              ===========    ===========
Transfer of subsidiaries into equity ......................................   $ 1,307,214    $      --
                                                                              ===========    ===========


             The notes to the condensed financial statements are an
                       integral part of these statements.


                              ECOSYSTEM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1        BASIS OF PRESENTATION

THE COMPANY

We  focus  on  the  development  of  ecotech  projects  involving  the  balanced
application  of  chemical,   biological  and  mechanical  processes  to  produce
value-added resources in unconventional but sustainable ways.

During our fiscal year ended December 31, 2007, our focus was limited to specialty metal manufacturing services including machine design, machine building, control system electronics and programming, and maintenance support services for third-party clients in the biofuels, automotive, electronics, lighting, plastics, rubber and food products industries.

In December 2007, we liquidated our manufacturing operation and executed a license agreement for the exclusive use of GreenShift Corporation's patented and patent-pending bioreactor technology in applications involving certain commercial products not including fuels and energy. We are currently working with GreenShift in testing its recently completed bioreactor pilot facility in Ohio. In addition, we are actively exploring acquisition opportunities involving distressed or other assets that are compatible with our bioreactor technology and business model.

DISCONTINUED OPERATIONS

Effective December 31, 2007, EcoSystem transferred its stakes in GS Design, Inc. and GS Rentals, LLC to GreenShift Corporation (f/k/a GS CleanTech) in return for the reduction in GreenShift's note receivable from EcoSystem by $170,385 and the issuance to EcoSystem of a term note in the amount of $319,517 which note bears interest at 6% per annum and matures on December 31, 2008.

NOTE 2        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss in continuing operations of $367,474 during the year ended December 31, 2007, and had an accumulated deficit and negative cash flow from continuing operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

NOTE 3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet as of December 31, 2007 for cash equivalents and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

EARNINGS (LOSS) PER SHARE

Earnings (Loss) per common share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share. Potential future dilutive securities include approximately 275,000 shares issuable under outstanding options as of December 31, 2007.

STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with SFAS 123R, "Accounting for Stock-Based Compensation", under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

As required by Statement No. 123R the Company accounts for stock issued for services to non-employees by reference to the fair market value of the Company's stock on the date of issuance as it is the more readily determinable value.

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs paid to our warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. These costs were fully amortized in 2007.

NOTE 4            DUE TO/FROM RELATED PARTIES

As of December 31, 2007 the Company had a note receivable from GreenShift Corporation in the amount of $319,517 which was part of the consideration tendered as a result of Ecosystem's transfer of GS Design, Inc. and GS Rental Corporation. The note bears interest at 6% per annum and matures on December 31, 2008. In addition, the company had a note receivable from GS Design, Inc. in the amount of $688,234 which accrues 8% interest per annum, and a note payable to GS AgriFuels Corporation in the amount of $400,863 which accrues 8% interest per annum. The Company plans to consolidate these notes receivable and payable into one note receivable from GreenShfit during 2008.

Notes Receivable:

GreenShift Corporation:                    $    319,517
GS Design, Inc.:                           $    688,234
                                           ------------
    Total:                                 $  1,007,751

Note Payable:

GS AgriFuels Corporation:                  $  (400,863)

NOTE 5            DISCONTINUED OPERATIONS

As of December 31, 2007 EcoSystem's holdings in GS Design were transferred to GreenShift at cost. In consideration of the transfer EcoSystem will carry a note receivable from GreenShift for $489,903. GS Design and GS Rentals were previously consolidated with EcoSystem. The operating results for 2007 for GS Design and GS Rentals are reflected in the Statement of Operations as Discontinued Operations.

Effective December 31, 2007, EcoSystem transferred its stakes in GS Design, Inc. and GS Rentals, LLC to GreenShift Corporation (f/k/a GS CleanTech) in return for the reduction in GreenShift's note receivable from EcoSystem by $170,385 and the issuance to EcoSystem of a term note in the amount of $319,517 which note bears interest at 6% per annum and matures on December 31, 2008.

The components of discontinued operations are as follows:
                                                                  2007         2006
                                                           -----------  -----------
Net revenues ............................................   $5,695,482   $5,913,799
Cost of revenues ........................................    4,385,195    4,506,239
                                                            ----------   ----------
     Gross profit .......................................    1,310,287    1,407,560
                                                            ----------   ----------

Selling, general and administrative expense .............      914,237      488,430
                                                            ----------   ----------
     (Loss) income from operations ......................      396,050      919,130
                                                            ----------   ----------

Other income and expenses, net ..........................      102,720       83,367
                                                            ----------   ----------
     Total other income and expense .....................      102,720       83,367
                                                            ----------   ----------

     (Loss) income before provision for income taxes ....      293,330      835,763

Total provision for tax .................................         --           --
                                                            ----------   ----------
     Net income (loss) from discontinued operations .....      293,330      835,763
       Gain (loss) on disposal of discontinued operations         --           --
                                                            ----------   ----------
     Total income (loss) - discontinued operations ......   $  293,330   $  835,763
                                                            ==========   ==========

The results presented above for 2007 and 2006 include the operating activity for the discontinued operations for the year ended December 31, 2007.

NOTE 6            RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, Carbonics Capital advanced $50,893 to EcoSystem for operating expenses and EcoSystem repaid $250,000 to GreenShift, resulting in a balance due from GreenShift of $203,441. This advance is unsecured, bears interest at 8% and is considered payable on demand. During 2007 the Company wrote off the entire $250,000 loan.

During the year ended December 31, 2007 Kevin Kreisler, the Company's Chief Executive Officer, received 25,000 shares valued at $6,250 for services provided to the Company.

On May 5, 2006, GreenShift exchanged 6,000,000 shares of EcoSystem common stock and 625,000 shares of EcoSystem Series A Preferred Stock for 1,000,000 shares of EcoSystem Series D Preferred Stock. EcoSystem Series D Preferred Stock includes dilution protections such that the preferred shares are convertible into 80% of EcoSystem's issued and outstanding capital stock at the time of conversion.

On November 9, 2007 Carbonics Capital Corporation contributed to GreenShift's capital 320,000 shares of common stock and 919,000 shares of the Series C preferred stock of EcoSystem Corporation, representing 75% of the outstanding capital stock of EcoSystem.

On December 12, 2007, Carbonics converted 81,000 shares of EcoSystem Series D preferred stock into and subsequently distributed 1,000,000,000 Company common shares to the minority shareholders of Carbonics.

Effective December 31, 2007, EcoSystem transferred its stakes in GS Design, Inc. and GS Rentals, LLC to GreenShift Corporation in return for the reduction in the Company's note receivable from EcoSystem by $170,385 and the issuance to EcoSystem of a term note in the amount of $319,517 which note bears interest at 6% per annum and matures on December 31, 2008.

On October 31, 2006 EcoSystem guaranteed the following obligations:

     >> 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc. to Stillwater Asset-Based Fund, LP;

     >> 3-year Secured Convertible Debenture in the principal amount of $13,000,000 issued by GS AgriFuels Corporation to Cornell Capital Partners, LP.

NextGen Acquisition, Inc. and GS AgriFuels Corporation were affiliates of EcoSystem by reason of common ownership.

NOTE 7   INCOME TAXES

EcoSystem Corporation has incurred losses, which have generated net operating loss carry forwards for EcoSystem Corporation as of December 31, 2007. These loss carry forwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2007 and 2006, EcoSystem Corporation's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. The provision for income taxes for the years ended December 31, 2007 and 2006 consisted of state income tax provisions. Deferred tax assets are as follows:

                             12/31/2007     12/31/2006
                             -------------------------
Deferred Tax Asset:
Total deferred tax assets     1,130,000      1,099,820
Less: Valuation allowance    (1,130,000)    (1,099,820)
                            -----------    -----------
Net deferred tax asset ..   $      --      $      --
                            ===========    ===========

EcoSystem   Corporation  has  federal  net  operating  loss   carry-forwards  of
approximately $3,300,000 which expire through December 31, 2026.

NOTE 8            OPTIONS AND WARRANTS

The following is a table of stock options and warrants outstanding as of December 31, 2006 and December 31, 2007. The number of shares and price have been adjusted to reflect the 500-1 reverse stock split which occurred on February 11, 2007.

                                                  Weighted Average
                                                   Number of Shares     Exercise Price
                                              -----------------------------------------
Outstanding at December 31, 2006                            475,000        $     0.45
   Issued                                                      --          $       --
   Exercised                                               (200,000)       $     0.25
   Cancelled                                               --------        $       --
Outstanding at December 31, 2007                            275,000        $   0.6136
                                                            ========

Summarized information about EcoSystem Corporation's stock options outstanding at December 31, 2007 is as follows:

                                                          Weighted                              Exercisable
                                       Number of          Average         Weighted  ---------------------------------------
                                         Options         Remaining         Average    Number of Options    Weighted Average
    Exercise Prices                  Outstanding  Contractual Life  Exercise Price                           Exercise Price
---------------------------------------------------------------------------------------------------------------------------
$0.25                                       75,000                7            0.25             75,000                0.25
$0.75                                      200,000                7            0.75            200,000                0.75
                                  ----------------                                        -----------
                                           275,000               --              --            275,000                  --

Options exercisable at December 31, 2007 were 275,000, with a weighted average exercise price of $0.6136 per share. The fair value of each option granted during 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
                                                             2007
                                                    --------------
Dividend yield                                                --
Expected volatility                                          69%
Risk-free interest rate                                       2%
Expected life                                            10 yrs.

NOTE 9   SUBSEQUENT EVENTS

On January 25, 2008, a financing was completed that resulted in EcoSystem becoming the guarantor of the debts of several of its affiliates. The beneficiary of the guarantees was YA Global Investments, LP ("YAGI"), which committed to extend credit to those affiliates. EcoSystem issued the guarantees because it expects to be the beneficiary of the projects being funded through that credit.

EcoSystem also guaranteed the obligations of several affiliates arising under debentures they issued to YAGI (the "Debentures"). The following table shows the current status of the convertible debentures issued by affiliates of EcoSystem to YAGI.

                                                                                                     Principal Amount
                                                                         Current                       of Amended and
                                                         Original      Principal      Accrued and            Restated
 Creditor          Original Issuance Date       Principal Balance        Balance  Unpaid Interest          Debentures
---------------------------------------------------------------------------------------------------------------------
GreenShift Corporation
                    February 8, 2006                 $1,900,000       $1,900,000         $184,986          $2,084,986
                    April 13, 2006                   $4,400,000       $2,400,000         $389,277          $2,789,277
                    February 27, 2007                $1,125,000       $1,125,000          $99,062          $1,224,062
                    March 31, 2004                   $2,190,410         $712,510         $120,453            $832,963

GS AgriFuels Corporation (subsidiary of GreenShift)
                    June, 2006                       $5,500,000       $5,500,000         $863,425                N.A.
                    October, 2006                   $13,000,000      $12,860,000       $1,524,384                N.A.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A  CONTROLS AND PROCEDURES

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

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements in conformity with GAAP. Management determined that at December 31, 2007, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company's financial reporting requirements. As a result, Management concluded that the Company's disclosure controls and procedures were not effective at December 31, 2007.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in rules 13a-15(f) and 15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting. The assessment was conducted using the criteria in Internal Control--Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of the company's internal control over financial reporting, management identified the following material weakness in the company's internal control over financial reporting as of December 31, 2007. Management determined that at December 31, 2007, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. Contributing to this lack of sufficient resources was the unanticipated voluntary turnover of key personnel late in the year. This material weakness resulted in the identification of adjustment during the financial statement close process that have been recorded in the financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the Internal Control--Integrated Framework issued by COSO.

Other than described above, there have been no changes in the company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 8B           OTHER INFORMATION

None.

                                    PART III

ITEM 9      DIRECTORS AND EXECUTIVE OFFICERS

Name                        Age     Position
-------------------------------------------------------------------------
Kevin Kreisler               35     Chairman, Chief Executive Officer,
                                     Chief Financial Officer

Kevin Kreisler is currently serving as the acting chief executive officer and chief financial officer of the Company until new management can be located and hired.

Mr. Kreisler is also the chairman and chief executive officer of GreenShift Corporation. Mr. Kreisler served as GreenShift's vice president from 1998 to 2000, president from 2000 to 2002, chief executive officer from 2002 to 2005 and has served as GreenShift's chairman from 2005 to the present. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler was admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

NOMINATING, COMPENSATION AND AUDIT COMMITTEE

The Board of Directors does not have an audit committee, a compensation committee or a nominating committee due to the small size of the Board. The Board of Directors also does not have an audit committee financial expert, for the same reason.

CODE OF ETHICS

The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there is only one member of management.

SHAREHOLDER COMMUNICATIONS

The Board of Directors will not adopt a procedure for shareholders to send communications to the Board of Directors until it has reviewed the merits of several alternative procedures.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2007.

ITEM 10     EXECUTIVE COMPENSATION

The following table sets forth compensation information for EcoSystem Corporation's executive officers during the years indicated as relevant. As of December 31, 2007, no executive officer held shares of exercisable options for EcoSystem Corporation's Common Stock.

Name and Principal Position                 Annual Compensation              Long-term Compensation
 -------------------------------------------------------------------------------------------------------------------
                                                                         Other Securities Underlying       All Other
                                      Year    Salary       Bonus            Options Granted (shares)    Compensation
--------------------------------------------------------------------------------------------------------------------
Kevin Kreisler                       2007  $      --  $      --  $      --                    25,000     $        --
Chairman and Chief Executive Officer 2006         --         --         --                    25,000              --

EMPLOYMENT AGREEMENTS

EcoSystem's relationships with its officer is on an at-will basis.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for out-of-pocket expenses incurred on our behalf, but receive no additional compensation for service as directors.

ITEM 11        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock as well as by the members of our Board of Directors and by all officers and directors as a group.

                                          Amount and Nature of Beneficial Ownership
                      --------------------------------------------------------------------------------------------
Name and Address(1)                                 Series B                  Series C               Percentage of
Of Beneficial Owner       Common    % of Class     Preferred   % of Class    Preferred   % of Class   Voting Power
                      ----------   -----------  ------------  -----------  -----------  -----------  -------------
Kevin Kreisler(2),       320,000        3.83%         --           --           921,000      100%          74.69%

(1) The address of each shareholder is c/o Viridis Capital, LLC, One Penn Plaza, Suite 1612, New York, NY 10119.

(2) All shares listed for Mr. Kreisler are owned of record by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2006, GreenShift advanced $50,893 to EcoSystem for operating expenses and EcoSystem repaid $250,000 to GreenShift, resulting in a balance due from GreenShift of $203,441. This advance is unsecured, bears interest at 8% and is considered payable on demand.

During the year ended December 31, 2007 Kevin Kreisler, the Company's Chief Executive Officer, received 25,000 shares valued at $6,250 for services provided to the Company.

On May 5, 2006, Carbonics Capital (f/k/a GreenShift Corporation) exchanged 6,000,000 shares of EcoSystem common stock and 625,000 shares of EcoSystem Series A Preferred Stock for 1,000 shares of EcoSystem Series D Preferred Stock. EcoSystem Series D Preferred Stock includes dilution protections such that the preferred shares are convertible into 80% of EcoSystem's issued and outstanding capital stock at the time of conversion.

On November 9, 2007 Carbonics Capital Corporation contributed to GreenShift Corporation (f/k/a GS CleanTech Corporation) capital 320,000 shares of common stock and 919,000 shares of the Series D preferred stock of GS Energy Corporation, representing 74.69% of the outstanding capital stock of EcoSystem.

On December 12, 2007, Carbonics converted 81,000 shares of EcoSystem Series D preferred stock into and subsequently distributed 1,000,000,000 Company common shares to the minority shareholders of Carbonics.

Effective December 31, 2007, EcoSystem transferred its stakes in GS Design, Inc. and GS Rentals, LLC to GreenShift Corporation in return for the reduction in Greenhift's note receivable from EcoSystem by $170,385 and the issuance to EcoSystem of a term note in the amount of $319,517 which note bears interest at 6% per annum and matures on December 31, 2008, for a total of $489,902 in consideration.

GUARANTEE AGREEMENT WITH STILLWATER ASSET-BASED FUND, LP

On October 31, 2006 EcoSystem guaranteed the following obligations:

     >> 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc. to Stillwater Asset-Based Fund, LP;

     >>   3-year  Secured  Convertible  Debenture  in the  principal  amount  of
          $13,000,000   issued  by  GS  AgriFuels   Corporation   to  YA  Global
          Investments, LP.

NextGen Acquisition, Inc. and GS AgriFuels Corporation were affiliates of EcoSystem by reason of common ownership.

DIRECTOR INDEPENDENCE

None of the members of the Board of Directors is independent as "independent" is defined in the rules of the NASDQ Stock Market.

                                     PART IV


ITEM 13  EXHIBITS AND REPORTS ON FORM 8K

Index to Exhibits

Exhibit Number             Description

3.1 Certificate of Incorporation - filed as an exhibit to the Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference.

3.1(a) Certificate of Amendment of Certificate of Incorporation - filed as an Exhibit to the Current Report on Form 8-K filed on February 13, 2008, and incorporated herein by reference.

3.2 By-Laws - filed as an exhibit to the Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference.

10.1 GS AgriFuels Guaranty agreement with Stillwater Asset-Backed Fund, LP - filed as an exhibit to the current report on form 8K filed on November 7, 2006 and incorporated herein by reference.

10.2 Credit Agreement dated January 11, 2008 between GS COES (Yorkville I), LLC and YA Global Investments, LP - filed as an Exhibit to the Current Report on Form 8-K filed on January 13, 2008, and incorporated herein by reference.

10.3 Global Guaranty Agreement dated January 11, 2008 among Viridis Capital LLC, Kevin Kreisler, Carbonics Capital Corporation, GreenShift Corporation, GS AgriFuels Corporation, each of their subsidiaries, and YA Global Investments, LP - filed as an Exhibit to the Current Report on Form 8-K filed on January 13, 2008, and incorporated herein by reference.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification  of Chief  Executive  Officer  and  Chief  Financial  Officer
     pursuant  to  18  U.S.C.   Section  1350,   as  adopted   pursuant  to  the
     Sarbanes-Oxley Act of 2002.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

         Audit Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $57,040 to the Company in 2007 and $60,590 in 2006 for professional services rendered for the audit of our 2007 financial statements.

         Audit-Related Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2007 and $29,345 in 2006 for assurance and related services that are reasonably related to the performance of the 2005 audit or review of the quarterly financial statements.

         Tax Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2007 and $0 in 2005 for professional services rendered for tax compliance, tax advice and tax planning.

         All Other Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2007 and $0 in 2005 for services not described above.

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

ECOSYSTEM CORPORATION

By:              /S/      KEVIN KREISLER
                 -----------------------
                          KEVIN KREISLER
                          Chairman and Chief Executive Officer
Date:                     April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /S/      KEVIN KREISLER
                 -----------------------
                          KEVIN KREISLER
                          Director, Chief Executive Officer,
                           Chief Financial Officer
Date:                     April 15, 2008