Form 10-Q
period 2008-03-31
ECOSYSTEM CORP
filed 2008-05-20
CIK 1127242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                            -------------------------


                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer           Accelerated filer
                       ----                               ----
Non-accelerated filer             Small reporting company  X
                       ----                               ----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X



The number of outstanding shares of common stock as of May 20, 2008 was 18,800,053.

                              ECOSYSTEM CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2008


                                TABLE OF CONTENTS



                                                                                                           Page No
Part I            Financial Information

Item 1.           Financial Statements (unaudited)................................................................2
                  Condensed Balance Sheet - March 31, 2008 (unaudited)............................................3
                  Condensed Statements of Operations - for the Three Ended
                    March 31, 2008 (unaudited) and 2007 (unaudited)...............................................4
                  Condensed Statements of Cash Flows - for the Three Months Ended
                    March 31, 2008 (unaudited) and 2007 (unaudited)...............................................5
                  Notes to Condensed Financial Statements.........................................................6
Item 2.           Management's Discussion and Analysis ...........................................................9
Item 3.           Quantitative and Qualitative Discussion of Market Risk.........................................11
Item 4.           Controls and Procedures........................................................................11

Part II           Other Information

Item 1.           Legal Proceedings..............................................................................12
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds....................................12
Item 3.           Defaults upon Senior Securities................................................................12
Item 4.           Submission of Matters to a Vote of Security Holders............................................12
Item 5.           Other Information .............................................................................12
Item 6.           Exhibits.......................................................................................12

Signatures


                          PART I - FINANCIAL STATEMENTS



ITEM 1            FINANCIAL STATEMENTS (UNAUDITED)



                              ECOSYSTEM CORPORATION
                             CONDENSED BALANCE SHEET
             AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007


ASSETS
                                                                        3/31/08       12/31/07
                                                                     -------------------------
Current assets:
   Cash .........................................................   $        91    $        91
   Due from related parties .....................................          --        1,007,751
                                                                    -----------    -----------
      Total current assets ......................................            91      1,007,842
                                                                    -----------    -----------

TOTAL ASSETS ....................................................   $        91    $ 1,007,842
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Due to related party .........................................          --          400,863
   Accounts payable and accrued expenses ........................       102,180        170,293
                                                                    -----------    -----------
   Total current liabilities ....................................       102,180        571,156
                                                                    -----------    -----------

TOTAL LIABILITIES ...............................................       102,180        571,156

STOCKHOLDERS' EQUITY

 Preferred stock, $0.001 par value:
   Series C: 400,000 authorized, 0 issued and outstanding .......          --             --
   Series D: 1,000,000 authorized, 921,000 issued and outstanding           921            921
Common stock, $0.001 par value, 5,000,000,000 authorized;
  8,354,548 issued and outstanding ..............................         8,354          8,354
Additional paid-in capital ......................................     6,339,547      6,852,007
Accumulated deficit .............................................    (6,450,911)    (6,424,596)
                                                                    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY ......................................      (102,089)       436,686
                                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......................   $        91    $ 1,007,842
                                                                    ===========    ===========



             The notes to the condensed financial statements are an
                       integral part of these statements.



                              ECOSYSTEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE QUARTER ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)


                                                  Three Months Ended  Three Months Ended
                                                            March 31            March 31
                                                                2008                2007
                                                    ----------------     ---------------

Revenues .............................................   $      --           $      --
Cost of revenues .....................................          --                  --
                                                         -----------         -----------
     Gross profit ....................................          --                  --

Operating expenses
     Selling, general and administrative expenses ....        26,315                --
                                                         -----------         -----------
     Total operating expenses ........................        26,315                --
                                                         -----------         -----------

Operating loss .......................................       (26,315)               --

Other expenses and financing costs
     Interest expense and financing costs ............          --                 7,104
                                                         -----------         -----------
         Other expense ...............................          --                 7,104
                                                         -----------         -----------
Loss before provision for income taxes ...............       (26,315)             (7,104)

     Provision for income taxes ......................          --                  --
                                                         -----------         -----------

Net loss from continuing operations ..................   $   (26,315)        $    (7,104)
                                                         -----------         -----------

Net income from discontinued operations ..............   $      --           $     8,881
                                                         -----------         -----------

Net (loss) income ....................................   $   (26,315)        $     1,777
                                                         ===========         ===========

Net loss per common share from continuing operations .   $      --           $      --
                                                         ===========         ===========

Net loss per common share from discontinued operations   $      --           $      --
                                                         ===========         ===========

Weighted average of shares of common stock
Outstanding, basic and diluted .......................     8,354,328           4,994,328
                                                         ===========         ===========



             The notes to the condensed financial statements are an
                       integral part of these statements.



                              ECOSYSTEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)


                                                              Three Months Ended  Three Months Ended
                                                                       March 31,           March 31,
                                                                           2008                 2007
                                                             -------------------  -------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net cash used in operating activities ........................        $    --          $  (9,075)
   Net cash used in operating activities
    from discontinued operations ................................             --             30,453
                                                                         ---------        ---------

      Net cash used by operating activities .....................             --             21,378
                                                                         ---------        ---------

CASH FLOW FROM INVESTING ACTIVITIES


   Net cash used in investing activity of discontinued operations             --           (267,915)
                                                                         ---------        ---------
      Net cash used in investing activities .....................             --           (267,915)
                                                                         ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES

   Net cash used in financing activity of discontinued operations             --             (8,753)
   Loan due from related party ..................................             --             16,816
                                                                         ---------        ---------
         Net cash provided by (used in) financing activities ....             --              8,063
                                                                         ---------        ---------

   Net increase (decrease) in cash ..............................        $    --          $(238,474)

   Cash at beginning of period ..................................               91          419,881
                                                                         ---------        ---------

   Cash at end of period ........................................        $      91        $ 181,407
                                                                         =========        =========




             The notes to the condensed financial statements are an
                       integral part of these statements.

                              ECOSYSTEM CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1            BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

THE COMPANY

At December 2007, we liquidated our manufacturing operation and executed a license agreement for the exclusive use of GreenShift Corporation's patented and patent-pending bioreactor technology in applications involving certain commercial products not including fuels and energy. We are currently working with GreenShift in testing its recently completed bioreactor pilot facility in Ohio. In addition, we are actively exploring acquisition opportunities involving distressed or other assets that are compatible with our bioreactor technology and business model.

NOTE 2            GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss in continuing operations of $26,315 during the quarter ended March 31, 2008, and had an accumulated deficit and little cash flow. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

EARNINGS (LOSS) PER SHARE

Earnings (Loss) per common share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share. Potential future dilutive securities include approximately 275,000 shares issuable under outstanding options as of March 31, 2008.

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

NOTE 4            DISCONTINUED OPERATIONS

As of December 31, 2007 EcoSystem's holdings in GS Design were transferred to GreenShift at cost. GS Design and GS Rentals were previously consolidated with EcoSystem. The operating results for 2007 for GS Design and GS Rentals are reflected in the Statement of Operations as Discontinued Operations.

The components of discontinued operations for the three months ended March 31, 2007 are as follows:

                                                                  3/31/2007
                                                                  ---------

Net revenues ............................................        $1,805,165
Cost of revenues ........................................         1,666,763
                                                                 ----------
     Gross profit .......................................           138,402
                                                                 ----------

Selling, general and administrative expense .............           131,800
                                                                 ----------
     (Loss) income from operations ......................             6,602
                                                                 ----------

Other income and expenses, net ..........................             2,279
                                                                 ----------
     Total other income and expense .....................             2,279
                                                                 ----------

     (Loss) income before provision for income taxes ....             8,881

Total provision for tax .................................              --
                                                                 ----------
     Net income (loss) from discontinued operations .....             8,881
       Gain (loss) on disposal of discontinued operations              --
                                                                 ----------
     Total income (loss) - discontinued operations ......        $    8,881
                                                                 ==========

The results presented above for 2008 include the operating activity for the discontinued operations for the quarter ended March 31, 2008.

NOTE 5            RELATED PARTY TRANSACTIONS

During the first quarter of 2008 the Company's note payable to GS Agrifuels Corporation in the amount of $400,863 was forgiven. A note payable to Carbonics Capital in the amount of $8,041 was forgiven. Additionally, the Company forgave a note receivable from GS Design, Inc. for $674,433 and a note receivable from Greenshift Corporation in the amount of $246,931.

On January 25, 2008, a financing was completed that resulted in EcoSystem becoming the guarantor of the debts of several of its affiliates. The beneficiary of the guarantees was YA Global Investments, LP ("YAGI"), which committed to extend credit to those affiliates.

NOTE 6            OPTIONS AND WARRANTS

The following is a table of stock options and warrants outstanding as of March 31, 2008. The number of shares and price has been adjusted to reflect the 500-1 reverse stock split which occurred on February 11, 2007.

<                                                       Weighted Average
                                    Number of Shares      Exercise Price
                                    ---------------------------------------
Outstanding at December 31, 2007         275,000         $     0.46
   Issued ......................            --           $      --
   Exercised ...................            --           $      --
   Cancelled ...................            --           $      --
                                                         -----------
Outstanding at March 31, 2008 ..         275,000         $     0.46
                                                         ===========

Summarized information about EcoSystem Corporation's stock options outstanding at March 31, 2008 is as follows:


                                                            Weighted                                Exercisable
                                        Number of            Average        Weighted   ------------------------------------
                                          Options          Remaining         Average                       Weighted Average
  Exercise Prices                     Outstanding   Contractual Life  Exercise Price   Number of Options     Exercise Price
---------------------------------------------------------------------------------------------------------------------------
$0.25                                      75,000                7            0.25             75,000                 0.25
$0.75                                     200,000                7            0.75            200,000                 0.75
                                  ----------------                                 -------------------
                                          275,000               --              --            275,000                   --


Options exercisable at March 31, 2008 were 275,000, with a weighted average exercise price of $0.4605 per share. The fair value of each option granted during 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                               2007
                                           --------

Dividend yield                                  --
Expected volatility                            69%
Risk-free interest rate                         2%
Expected life                              10 yrs.

ITEM 2   MANAGEMENT DISCUSSION AND ANALYSIS OR PLANOF OPERATION

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2008 Compared to Quarter ended March 31, 2007

Revenues

There were no revenues from continuing operations for the quarter ended March 31, 2008, and no revenues for the three months ended March 31, 2007.

Cost of Revenues

There was no cost of revenues from continuing operations for the quarter ended March 31, 2008 or for the quarter ended March 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $26,315 for the quarter ended March 31, 2008 and $0 for the quarter ending March 31, 2007. Selling, general and administrative expenses are expected to remain high relative to revenues until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense and Financing Costs

Interest expenses and financing costs for the quarter ended March 31, 2008 were $0 and $7,104 for the quarter ended March 31, 2007.

Net Income and Net Loss

Our net loss from continuing operations for the quarter ending March 31, 2008 and 2007 were $26,315 and $7,104 respectively. Our net Income attributable to discontinued operations for the quarter ended March 31, 2007 was $8,881. Our net loss for the three months ended March 31, 2008 was $26,315 and our net income for the three months ended March 31, 2007 was $1,777.

Liquidity and Capital Resources

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payment on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and common stock. The
Company's capital resources can be expected to be impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At March 31, 2008 the company had $91 in cash. The Company plans to finance its planned development activities through the issuance of equity and debt.

Cash Flows

The Company had a working capital deficit of $42,811 at March 31, 2008. In reviewing our financial statements as of March 31, 2008, our auditor concluded that there was substantial doubt as to our ability to continue as a going concern.

Off Balance Sheet Arrangements

None.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 4            CONTROLS AND PROCEDURES

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

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements in conformity with GAAP. Management determined that at March 31, 2008, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company's financial reporting requirements. As a result, Management concluded that the Company's disclosure controls and procedures were not effective at March 31, 2008.

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 1    LEGAL PROCEEDINGS

None

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5    OTHER INFORMATION

None.

ITEM 6    EXHIBITS

Index to Exhibits

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

ECOSYSTEM CORPORATION

By:              /S/      KEVIN KREISLER
                 -----------------------
                          KEVIN KREISLER
                          Chief Executive Officer and Chief Financial Officer

Date:                     May 20, 2008