Form 10-Q
period 2008-06-30
ECOSYSTEM CORP
filed 2008-08-14
CIK 1127242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                            -------------------------


                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer _____     Accelerated filer      ______

Non-accelerated filer   _____     Small reporting company __X__


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X


The number of outstanding shares of common stock as of August 14, 2008 was 18,800,081.

                             ECOSYSTEM CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2008


                                TABLE OF CONTENTS



                                                                                                           Page No
Part I            Financial Information

Item 1.           Financial Statements (unaudited)...............................................................3
                  Condensed Balance Sheet - June 30, 2008 (unaudited)............................................4
                  Condensed Statements of Operations - for the Three and Six Month
                    Periods Ended June 30, 2008 (unaudited) and 2007 (unaudited).................................5
                  Statement of Shareholders' Equity..............................................................6
                  Condensed Statements of Cash Flows - for the Six Months Ended
                    June 30, 2008 (unaudited) and 2007 (unaudited)...............................................7
                  Notes to Condensed Financial Statements........................................................8
Item 2.           Management's Discussion and Analysis .........................................................11
Item 3.           Quantitative and Qualitative Discussion of Market Risk........................................13
Item 4.           Controls and Procedures.......................................................................13

Part II           Other Information

Item 1.           Legal Proceedings.............................................................................14
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...................................14
Item 3.           Defaults upon Senior Securities...............................................................14
Item 4.           Submission of Matters to a Vote of Security Holders...........................................14
Item 5.           Other Information ............................................................................14
Item 6.           Exhibits......................................................................................14

Signatures                                                                                                      15




                          PART I - FINANCIAL STATEMENTS



ITEM 1            FINANCIAL STATEMENTS (UNAUDITED)

                              ECOSYSTEM CORPORATION
                             CONDENSED BALANCE SHEET
              AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS                                                                  6/30/08       12/31/07
                                                                    -----------    -----------
Current assets:
   Cash .........................................................   $        91    $        91
   Due from related parties .....................................          --        1,007,751
                                                                    -----------    -----------
      Total current assets ......................................            91      1,007,842
                                                                    -----------    -----------

TOTAL ASSETS ....................................................   $        91    $ 1,007,842
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Due to related party .........................................          --          400,863
   Accounts payable and accrued expenses ........................       108,626        170,293
                                                                    -----------    -----------
   Total current liabilities ....................................       108,626        571,156
                                                                    -----------    -----------

TOTAL LIABILITIES ...............................................       108,626        571,156
                                                                    -----------    -----------
STOCKHOLDERS' EQUITY

 Preferred stock, $0.001 par value:
   Series C: 400,000 authorized, 0 issued and outstanding .......          --             --
   Series D: 1,000,000 authorized, 921,000 issued and outstanding           921            921
Common stock, $0.001 par value, 5,000,000,000 authorized;
  18,800,081 issued and outstanding as of 6/30/08 and 8,354,328
  issued and outstanding as of 12/31/07..........................        18,800          8,354
Additional paid-in capital ......................................     6,829,100      6,852,007
Accumulated deficit .............................................    (6,957,356)    (6,424,596)
                                                                    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY ......................................      (108,535)       436,686
                                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......................   $        91    $ 1,007,842
                                                                    ===========    ===========



             The notes to the condensed financial statements are an
                       integral part of these statements.



                              ECOSYSTEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
                                   (UNAUDITED)

                                                                  Three Months Ended                 Six Months Ended
                                                              June 30,      June 30,         June 30,        June 30,
                                                                 2008           2007             2008            2007
                                                         ----------------------------    ----------------------------
Revenues .............................................   $       --      $       --      $       --      $       --
Cost of revenues .....................................           --              --              --              --
                                                         ------------    ------------    ------------    ------------
     Gross profit ....................................           --              --              --              --

Operating expenses
     Stock based compensation ........................        500,000            --           500,000            --
     Selling, general and administrative expenses ....          6,445          57,463          32,760          76,362
                                                         ------------    ------------    ------------    ------------
     Total operating expenses ........................        506,445          57,463         532,760          76,362

Operating loss .......................................       (506,445)        (57,463)       (532,760)        (76,362)

Other expenses and financing costs
     Interest income .................................           --              --              --              --
     Interest expense and financing costs ............           --            (2,267)           --            (3,791)
                                                         ------------    ------------    ------------    ------------
         Total other expense .........................           --            (2,267)           --            (3,791)

Loss before provision for income taxes ...............       (506,445)        (59,730)       (532,760)        (80,153)

     Provision for income taxes ......................           --              --              --              --
                                                         ------------    ------------    ------------    ------------

Net loss from continuing operations ..................   $   (506,445)   $    (59,730)   $   (532,760)   $    (80,153)
                                                         ------------    ------------    ------------    ------------

Net income (loss) from discontinued operations .......   $       --      $     (9,243)   $       --      $     12,957
                                                         ------------    ------------    ------------    ------------

Net loss .............................................   $   (506,445)   $    (68,973)   $   (532,760)   $    (67,196)
                                                         ============    ============    ============    ============

Weighted average shares of common stock
Outstanding, basic and diluted .......................     15,741,948       4,994,328      15,741,948       4,994,328

Net loss per common share from continuing operations .   $      (0.03)   $      (0.01)   $      (0.03)   $      (0.02)
                                                         ------------    ------------    ------------    ------------

Net loss per common share from discontinued operations   $       --      $       --      $       --      $       --
                                                         ------------    ------------    ------------    ------------

Net loss, basic and diluted ..........................   $      (0.03)   $      (0.01)   $      (0.03)   $      (0.01)
                                                         ============    ============    ============    ============



             The notes to the condensed financial statements are an
                       integral part of these statements.


                              ECOSYSTEM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEAR ENDED DECEMBER 31, 2007 AND SIX MONTHS ENDED JUNE 31, 2008

                                         Series A                Series B               Series C               Series D
                                     Preferred Stock         Preferred Stock         Preferred Stock        Preferred Stock
                                  ----------- ----------- ----------- ---------- ------------ ---------- ---------- -----------
                                    Shares      Amount      Shares     Amount      Shares      Amount     Shares      Amount
                                  =========== =========== =========== ========== ============ ========== ========== ===========
Balance at 12/31/06                       --         $--          --        $--    1,600,369     $1,600  1,000,000       1,000
                                  =========== =========== =========== ========== ============ ========== ========== ===========
Cancellation of shares                    --          --          --         --           --         --         --          --
Conversion of series C to                 --          --          --         --  (1,600,369)    (1,600)         --          --
Common
Cashless exercise of warrants             --          --          --         --           --         --         --          --
Shares issued for services                --          --          --         --           --         --         --          --
Conversion of series D Preferred          --          --          --         --           --         --   (78,687)        (79)
Transfer of subsidiaries                  --          --          --         --           --         --         --          --

                                  ----------- ----------- ----------- ---------- ------------ ---------- ---------- -----------
Balance at 12/31/07                       --         $--          --        $--           --         --    921,313        $921
                                  =========== =========== =========== ========== ============ ========== ========== ===========
Stock issued for services                 --          --          --         --           --         --         --          --
Adjust fractional shares                  --          --          --         --           --         --         --          --
Net loss                                  --          --          --         --           --         --         --          --
                                  ----------- ----------- ----------- ---------- ------------ ---------- ---------- -----------
Balance at 6/30/08                        --         $--          --        $--           --         --    921,313        $921
                                  =========== =========== =========== ========== ============ ========== ========== ===========

                                                                                  Stock                                     Total
                                                                           Subscription    Additional                Stockholders'
                                                                                     on       Paid-in   Accumulate         Equity
                                                     Common Stock           Receivables       Capital   of Deficit      (Deficit)
                                            -------------- -------------- -------------- ------------- ------------ --------------
                                                   Shares         Amount
                                            -------------- --------------
Balance at 12/31/06                             5,054,328          5,054             --     8,086,959  (6,350,452)      1,744,161
                                            ============== ============== ============== ============= ============ ==============
Cancellation of shares                           (60,000)           (60)             --            60           --             --
Conversion of series C to Common                  320,000            320             --         1,280           --             --
Cashless exercise of warrants                     123,077            123             --         (123)           --             --
Shares issued for services                        916,923            917             --       228,314           --        229,231
Conversion of series D Preferred                2,000,000          2,000             --       (1,921)           --             --
Forgiveness of related party debt                      --             --             --     (155,348)           --      (155,348)
Transfer of subsidiaries                               --             --             --   (1,307,214)           --    (1,307,214)
Net Loss                                               --             --             --            --     (74,144)       (74,144)
                                             -------------- -------------- -------------- ------------- ------------ -------------
Balance at 12/31/07                             8,354,328          8,354             --     6,852,007  (6,424,596)        436,686
                                            ============== ============== ============== ============= ============ ==============
Stock issued for services                      10,000,000         10,000             --       490,000           --        500,000
Forgiveness of related party debt, net                 --             --             --     (512,461)           --      (512,461)
Issuance of fractional shares from
  reverse stock split                             445,753            446             --         (446)           --             --
Net Loss                                               --             --             --            --    (532,760)      (532,760)
                                            -------------- -------------- -------------- ------------- ------------ --------------
Balance at 6/30/08                             18,800,081         18,800             --     6,829,100  (6,957,356)      (108,535)
                                            ============== ============== ============== ============= ============ ==============


             The notes to the condensed financial statements are an
                       integral part of these statements.



                              ECOSYSTEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
                                   (UNAUDITED)

                                                                                 Six Months Ended
                                                                             June 30,    June 30,
                                                                                 2008        2007
                                                                           -----------------------
CASH FLOW FROM OPERATING ACTIVITIES
      Net cash used in operating activities ............................   $ (94,428)   $ (19,241)
      Net cash used from discontinued operations .......................        --        (29,714)
                                                                           ---------    ---------
      Net cash used by operating activities ............................     (94,428)     (48,955)
                                                                           ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES

   Changes in investments ..............................................        --        (16,600)
   Net cash used in investing activity of discontinued operations ......        --          7,004
                                                                           ---------    ---------
      Net cash used in investing activities ............................        --         (9,596)
                                                                           ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES

   Loan due from related party .........................................        --         49,645
   Loan proceeds from related parties ..................................     606,888         --
   Forgiveness of related party debt ...................................    (512,460)        --
   Net cash used in financing activity of discontinued operations ......        --         22,710
                                                                            ---------    ---------
         Net cash provided by financing activities .....................      94,428       72,355
                                                                           ---------    ---------

   Net increase (decrease) in cash .....................................   $    --      $  13,804

   Cash at beginning of period .........................................          91      (13,713)
                                                                           ---------    ---------

   Cash at end of period ...............................................   $      91    $      91
                                                                           =========    =========




Supplemental Schedule of Non-Cash Investing and Financing Activities:

     Stock issued for compensation .....................................     500,000         --


             The notes to the condensed financial statements are an
                       integral part of these statements.

                              ECOSYSTEM CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

THE COMPANY

At December 2007, we liquidated our manufacturing operation and executed a license agreement for the exclusive use of GreenShift Corporation's patented and patent-pending bioreactor technology in applications involving certain commercial products not including fuels and energy.

NOTE 2        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from continuing operations of $532,760 during the six months ended June 30, 2008, and had an accumulated deficit and little cash flow. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

EARNINGS (LOSS) PER SHARE

Earnings (Loss) per common share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share. Potential future dilutive securities include approximately 275,000 shares issuable under outstanding options as of June 30, 2008.

STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with SFAS 123R, "Accounting for Stock-Based Compensation," under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

The Company accounts for stock issued for services to non-employees by reference to the fair market value of the Company's stock on the grant date as it is the more readily determinable value.

NOTE 4        DISCONTINUED OPERATIONS

As of December 31, 2007 EcoSystem's holdings in GS Design and GS Rentals were transferred to GreenShift at cost. GS Design and GS Rentals were previously consolidated with EcoSystem. The operating results for 2007 for GS Design and GS Rentals are reflected in the Statement of Operations as Discontinued Operations.


The  components of  discontinued  operations  for the three and six months ended
June 30, 2007 are as follows:

                                                           Three Months     Six Months
                                                                 Ending         Ending
                                                                6/30/07        6/30/07
                                                            -----------    -----------
Net revenues ............................................   $ 1,450,671    $ 3,255,836
Cost of revenues ........................................     1,302,906      2,969,669
                                                            -----------    -----------
     Gross profit .......................................       147,765        286,167
                                                            -----------    -----------

Selling, general and administrative expense .............       120,108        233,010
                                                            -----------    -----------
     (Loss) income from operations ......................        27,657         53,157
                                                            -----------    -----------

Other income and expenses, net ..........................       (36,900)       (40,200)
                                                            -----------    -----------
     Total other income and expense .....................       (36,900)       (40,200)
                                                            -----------    -----------

     (Loss) income before provision for income taxes ....        (9,243)        12,957

Total provision for tax .................................          --             --
                                                            -----------    -----------
     Net income (loss) from discontinued operations .....        (9,243)        12,957
       Gain (loss) on disposal of discontinued operations          --             --
                                                            -----------    -----------
     Total income (loss) - discontinued operations ......   $    (9,243)   $    12,957
                                                            ===========    ===========

NOTE 5        RELATED PARTY TRANSACTIONS

On November 9, 2007 Carbonics Capital Corporation (the Company's former parent) contributed to GreenShift's capital 160,000,000 shares of common stock of EcoSystem and 919,000 shares of the Series D preferred stock of EcoSystem, representing 75% of the outstanding capital stock of EcoSystem. On December 31, 2007, GreenShift transferred its 160,000,000 shares of EcoSystem common stock and 921,313 shares of Series D Preferred Stock to Viridis Capital, LLC ("Viridis"), the Company's majority shareholder, in exchange for the $500,000 reduction in the note payable by the Company to Viridis.

During the first quarter of 2008 the Company's note payable to GS Agrifuels Corporation in the amount of $400,863 was forgiven. GS Agrifuels Corporation is a wholly owned subsidiary of GreenShift Corporation. A note payable to Carbonics Capital in the amount of $8,041 was forgiven. Additionally, the company forgave a note receivable from GS Design for $674,433 and a note receivable from Greenshift Corporation in the amount of $246,931.

On January 25, 2008, a financing was completed that resulted in EcoSystem becoming the guarantor of the debts of several of its former affiliates. The beneficiary of the guarantees was YA Global Investments, LP ("YAGI"), which committed to extend credit to those affiliates. As of June 30, 2008, the outstanding principal and accrued interest of the debt was $43,040,070.

NOTE 6        STOCK BASED COMPENSATION

During the second quarter of 2008 the Company issued 5,000,000 shares each to David Winsness and Ed Carroll. These shares were issued at $0.05, the closing price on the grant date for a total of $500,000 relating to stock based compensation. Mr. Winsness and Mr. Carroll are both officers of GreenShift Corporation.

NOTE 7        OPTIONS AND WARRANTS

The following is a table of stock options and warrants outstanding as of June 30, 2008. The number of shares and price has been adjusted to reflect the 500-1 reverse stock split which occurred on February 11, 2008.

                                                                                                  Weighted Average
                                                                         Number of Shares           Exercise Price
                                                                        ------------------------------------------
Outstanding at March 31, 2008                                                     275,000         $           0.46
   Issued                                                                              --         $             --
   Exercised                                                                           --         $             --
   Cancelled                                                                           --         $             --
                                                                         ----------------         ----------------
Outstanding at June 30, 2008                                                      275,000         $           0.46
                                                                         ================         ================

Summarized information about EcoSystem Corporation's stock options outstanding at June 30, 2008 is as follows:

                                                             Weighted
                                         Number of            Average        Weighted
                                           Options          Remaining         Average
    Exercise Prices                    Outstanding   Contractual Life   Exercise Price               Exercisable
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        Number of Options    Weighted Average
                                                                                                               Exercise Price
-----------------------------------------------------------------------------------------------------------------------------
$0.25                                      75,000                7            0.25             75,000                 0.25
$0.75                                     200,000                7            0.75            200,000                 0.75
                                   --------------                                      --------------
                                          275,000               --              --            275,000                   --

Options exercisable at June 30, 2008 were 275,000, with a weighted average exercise price of $0.4605 per share. The fair value of each option granted during 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                             2007
                                         --------
Dividend yield                                 --
Expected volatility                           69%
Risk-free interest rate                        2%
Expected life                             10 yrs.

ITEM 2       MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

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

RESULTS OF OPERATIONS

Three months ended June 30, 2008 Compared to Three months ended June 30, 2007

Revenues

There were no revenues from continuing operations for the three months ended June 30, 2008, and no revenues for the three months ended June 30, 2007.

Cost of Revenues

There was no cost of revenues from continuing operations for the three months ended June 30, 2008 or for the three months ended June 30, 2007.

Operating Expenses

Operating expenses were $506,445 for the three months ended June 30, 2008 and $57,463 for the three months ending June 30, 2007. Included in the three months ended June 30, 2008 was $500,000 in stock-based compensation as compared to $0 for the three months ended June 30, 2007. Operating expenses are expected to remain high relative to revenues until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense and Financing Costs

Interest expenses and financing costs for the three months ended June 30, 2008 were $0 and $2,267 for the three months ended June 30, 2007.

Net Loss

Our net loss from continuing operations for the three months ending June 30, 2008 and 2007 were $506,445 and $59,730 respectively. Our Net Loss attributable to discontinued operations for the three months ended June 30, 2007 was $9,243. Our net loss for the three months ended June 30, 2008 was $506,445 and our net loss for the three months ended June 30, 2007 was $68,973.

RESULTS OF OPERATIONS

Six months ended June 30, 2008 Compared to Six months ended June 30, 2007

Revenues

There were no revenues from continuing operations for the six months ended June 30, 2008, and no revenues for the six months ended June 30, 2007.

Cost of Revenues

There was no cost of revenues from continuing operations for the six months ended June 30, 2008 or for the six months ended June 30, 2007.

Operating Expenses

Operating expenses were $532,760 for the six months ended June 30, 2008 and $76,362 for the six months ending June 30, 2007. Included in the six months ended June 30, 2008 was $500,000 in stock-based compensation as compared to $0 for the six months ended June 30, 2007. Operating expenses are expected to remain high relative to revenues until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense and Financing Costs

Interest expenses and financing costs for the six months ended June 30, 2008 were $0 and $3,791 for the six months ended June 30, 2007.

Net Income and Net Loss

Our net loss from continuing operations for the six months ending June 30, 2008 and 2007 were $532,760 and $80,153 respectively. Our Net Income attributable to discontinued operations for the six months ended June 30, 2007 was $12,957. Our net loss for the six months ended June 30, 2008 was $532,760 and our net loss for the six months ended June 30, 2007 was $67,196

Liquidity and Capital Resources

The Company's capital requirements consist of general working capital needs and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and common stock. At June 30, 2008 the company had $91 in cash. When the Company begins to perform services under its agreement with GreenShift Corporation, it will require financing for working capital. The Company plans to finance its operations through the issuance of equity and debt.

Cash Flows

The Company had a working  capital  deficit of  $108,535  at June 30,  2008.

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

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements in conformity with GAAP. Management determined that at June 30, 2008, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company's financial reporting requirements. As a result, Management concluded that the Company's disclosure controls and procedures were not effective at June 30, 2008.

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 1            LEGAL PROCEEDINGS

None.

ITEM 1a           RISK FACTORS

Not Applicable

ITEM 2            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5            OTHER INFORMATION

None.

ITEM 6            EXHIBITS

Index to Exhibits

Exhibit Number             Description
--------------------------------------

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

Date:  August 14, 2008