Form 10-Q
period 2008-09-30
ECOSYSTEM CORP
filed 2008-11-14
CIK 1127242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                            -------------------------


                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2008

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

Large accelerated filer         Accelerated filer
                       ----                             ----
Non-accelerated filer           Small reporting company  _X_
                       ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X



The number of outstanding shares of common stock as of November 14, 2008 was 26,788,674.


                              ECOSYSTEM CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2008


                                TABLE OF CONTENTS



                                                                                                           Page No
Part I            Financial Information

Item 1.           Financial Statements (unaudited)...............................................................3
                  Condensed Balance Sheet - September 30, 2008 (unaudited).......................................4
                  Condensed Statements of Operations - for the Three and Nine Month
                  Periods Ended September 30, 2008 (unaudited) and 2007 (unaudited)..............................5
                  Statement of Shareholders' Equity..............................................................6
                  Condensed Statements of Cash Flows - for the Nine Months Ended
                  September 30, 2008 (unaudited) and 2007 (unaudited)............................................7
                  Notes to Condensed Financial Statements........................................................8
Item 2.           Management's Discussion and Analysis .........................................................11
Item 3.           Quantitative and Qualitative Discussion of Market Risk........................................13
Item 4.           Controls and Procedures.......................................................................13

Part II           Other Information

Item 1.           Legal Proceedings.............................................................................14
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...................................14
Item 3.           Defaults upon Senior Securities...............................................................14
Item 4.           Submission of Matters to a Vote of Security Holders...........................................14
Item 5.                 Other Information.......................................................................14
Item 6.           Exhibits......................................................................................14

Signatures                                                                                                      15



                          PART I - FINANCIAL STATEMENTS



TEM 1            FINANCIAL STATEMENTS (UNAUDITED)

I



                              ECOSYSTEM CORPORATION
                             CONDENSED BALANCE SHEET
           AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007


ASSETS
                                                                        9/30/08       12/31/07
                                                                    --------------------------
Current assets:
   Cash .........................................................   $        91    $        91
   Due from related parties .....................................          --        1,007,751
                                                                    -----------    -----------
      Total current assets ......................................            91      1,007,842
                                                                    -----------    -----------

TOTAL ASSETS ....................................................   $        91    $ 1,007,842
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Due to related party .........................................         3,681        400,863
   Accounts payable and accrued expenses ........................       126,902        170,293
                                                                    -----------    -----------
   Total current liabilities ....................................       130,583        571,156
                                                                    -----------    -----------

TOTAL LIABILITIES ...............................................       130,583        571,156
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY

 Preferred stock, $0.001 par value:
   Series C: 400,000 authorized, 0 issued and outstanding .......          --             --
   Series D: 1,000,000 authorized, 921,000 issued and outstanding           921            921
Common stock, $0.001 par value, 5,000,000,000 authorized;
   26,788,674 issued and outstanding as of 9/30/08 and
   8,354,328 issued and outstanding as of 12/31/07 ..............        26,789          8,354
Additional paid-in capital ......................................     6,831,312      6,852,007
Accumulated deficit .............................................    (6,989,514)    (6,424,596)
                                                                    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY ......................................      (130,492)       436,686
                                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......................   $        91    $ 1,007,842
                                                                    ===========    ===========



             The notes to the condensed financial statements are an
                       integral part of these statements.




                              ECOSYSTEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)
                                                                  Three Months Ended              Nine Months Ended
                                                         September 30,  September 30,    September 30,  September 30,
                                                                 2008           2007             2008           2007
                                                         ------------------------------------------------------------
Revenues .............................................   $       --      $       --      $       --      $       --
Cost of revenues .....................................           --              --              --              --
                                                         ------------    ------------    ------------    ------------
     Gross profit ....................................           --              --              --              --

Operating expenses
     Stock based compensation ........................         24,000            --           524,000            --
     Selling, general and administrative expenses ....          4,476          18,102          37,236          94,465
                                                         ------------    ------------    ------------    ------------
     Total operating expenses ........................         28,476          18,102         561,236          94,465

Operating loss .......................................        (28,476)        (18,102)       (561,236)        (94,465)

Other expenses and financing costs
     Interest income .................................           --              --              --              --
     Interest expense and financing costs ............           --              (545)           --            (4,336)
                                                         ------------    ------------    ------------    ------------
         Total other expense .........................           --              (545)           --            (4,336)

Loss before provision for income taxes ...............        (28,476)        (18,647)       (561,236)        (98,801)

     Provision for income taxes ......................          3,681            --             3,681            --
                                                         ------------    ------------    ------------    ------------
Net loss from continuing operations ..................   $    (32,157)   $    (18,647)   $   (564,917)   $    (98,801)
                                                         ------------    ------------    ------------    ------------
Net income (loss) from discontinued operations .......   $       --      $    480,103    $       --      $    493,061
                                                         ------------    ------------    ------------    ------------
Net income (loss) ....................................   $    (32,157)   $    461,456    $   (564,917)   $    394,260
                                                         ============    ============    ============    ============

Weighted average shares of common stock
Outstanding, basic and diluted .......................     18,543,208       4,994,367      18,543,208       4,994,367

Net loss per common share from continuing operations .   $      (0.00)   $      (0.01)   $      (0.03)   $      (0.02)
                                                         ------------    ------------    ------------    ------------

Net loss per common share from discontinued operations   $       --      $       0.10    $       --      $       0.10
                                                         ------------    ------------    ------------    ------------

Net loss, basic and diluted ..........................   $      (0.00)   $       0.09    $      (0.03)   $       0.08
                                                         ============    ============    ============    ============



             The notes to the condensed financial statements are an
                       integral part of these statements.







                              ECOSYSTEM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEAR ENDED DECEMBER 31, 2007 AND NINE MONTHS ENDED SEPTEMBER 30, 2008

                                         Series A                Series B               Series C               Series D
                                     Preferred Stock         Preferred Stock         Preferred Stock        Preferred Stock
                                  ----------- ----------- ----------- ---------- ------------ ---------- ---------- -----------
                                    Shares      Amount      Shares     Amount      Shares      Amount     Shares      Amount
                                                                                                                --          --
                                  =========== =========== =========== ========== ============ ========== ========== ===========
Balance at 12/31/06                       --         $--          --        $--    1,600,369     $1,600  1,000,000       1,000
                                  =========== =========== =========== ========== ============ ========== ========== ===========
Cancellation of shares                    --          --          --         --           --         --         --          --
Conversion of series C to                 --          --          --         --  (1,600,369)    (1,600)         --          --
Common
Cashless exercise of warrants             --          --          --         --           --         --         --          --
Shares issued for services                --          --          --         --           --         --         --          --
Conversion of series D Preferred          --          --          --         --           --         --   (78,687)        (79)
Transfer of subsidiaries                  --          --          --         --           --         --         --          --

                                  ----------- ----------- ----------- ---------- ------------ ---------- ---------- -----------
Balance at 12/31/07                       --         $--          --        $--           --         --    921,313        $921
                                  =========== =========== =========== ========== ============ ========== ========== ===========
Stock issued for services                 --          --          --         --           --         --         --          --
Cancellation of shares                    --          --          --         --           --         --         --          --
Adjust fractional shares                  --          --          --         --           --         --         --          --
Net loss                                  --          --          --         --           --         --         --          --
                                  ----------- ----------- ----------- ---------- ------------ ---------- ---------- -----------
Balance at 9/30/08                        --         $--          --        $--           --         --    921,313        $921
                                  =========== =========== =========== ========== ============ ========== ========== ===========



                                                                               Stock                                     Total
                                                                        Subscription     Additional               Stockholders
                                                                                  on        Paid-in   Accumulate        Equity
                                                 Common Stock            Receivables        Capital   of Deficit     (Deficit)
------------------------------------- ---------------- --------------- -------------- -------------- ------------ -------------
                                               Shares          Amount
                                      ---------------- --------------- -------------- -------------- ------------ -------------
Balance at 12/31/06                         5,054,328           5,054             --      8,086,959  (6,350,453)     1,744,160
                                      ================ =============== ============== ============== ============ =============
Cancellation of shares                       (60,000)            (60)             --             60           --            --
Conversion of series C to Common              320,000             320             --          1,280           --            --
Cashless exercise of warrants                 123,077             123             --          (123)           --            --
Shares issued for services                    916,923             917             --        228,314           --       229,231
Conversion of series D Preferred            2,000,000           2,000             --        (1,921)           --            --
Forgiveness of related party debt                  --              --             --      (155,348)           --     (155,348)
Transfer of subsidiaries                           --              --             --    (1,307,214)           --   (1,307,214)
Net Loss                                           --                             --             --     (74,144)      (74,144)
                                                       --
                                      ---------------- --------------- -------------- -------------- ------------ -------------
Balance at 12/31/07                         8,354,328           8,354             --      6,852,007  (6,424,597)       436,685
                                      ================ =============== ============== ============== ============ =============
Stock issued for services                  18,000,000          18,000             --        506,000           --       524,000
Forgiveness of related party debt,net              --              --             --      (526,260)           --     (526,260)
Cancellation of shares                       (11,407)            (11)             --             11           --            --
Issuance of fractional shares from
  reverse split                               446,193             446             --          (446)           --            --
Net Loss                                           --              --             --      (564,917)     (564,917)           --
                                      ---------------- --------------- -------------- -------------- ------------ -------------
Balance at 9/30/08                         26,789,114          26,789             --      6,831,312  (6,989,514)     (130,492)
                                      ================ =============== ============== ============== ============ =============


             The notes to the condensed financial statements are an
                       integral part of these statements.




                              ECOSYSTEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)



                                                            Nine Months Ended   Nine Months Ended
                                                                 September 30,      September 30,
                                                                         2008                2007
                                                            -----------------   -----------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net cash used in operating activities ........................   $(108,309)         $ (36,853)
   Net cash used from discontinued operations ...................        --                 5,032
                                                                    ---------           ---------
      Net cash used by operating activities .....................    (108,309)           (31,821)
                                                                    ---------           ---------

CASH FLOW FROM INVESTING ACTIVITIES

   Change in investments ........................................        --               (16,600)
   Net cash used in investing activity of discontinued operations        --                81,788
                                                                    ---------           ---------
      Net cash used in investing activities .....................        --                65,188
                                                                    ---------           ---------


CASH FLOWS FROM FINANCING ACTIVITIES

   Loan due from related party ..................................        --                67,258
   Loan proceeds from related parties ...........................     610,568                --
   Issuance of common stock .....................................       8,435
   Forgiveness of related party debt ............................    (510,694)               --
   Net cash used in financing activity of discontinued operations        --               (86,821)
                                                                    ---------           ---------
      Net cash provided by financing activities .................     108,309             (19,563)
                                                                    ---------           ---------

   Net increase (decrease) in cash ..............................   $    --             $  13,804

   Cash at beginning of period ..................................          91             (13,713)
                                                                    ---------           ---------

   Cash at end of period ........................................   $      91           $      91
                                                                    =========           =========




Supplemental Schedule of Non-Cash Investing and Financing Activities:

     Stock issued for compensation                                    524,000                 --


             The notes to the condensed financial statements are an
                       integral part of these statements.

                                       7

                              ECOSYSTEM CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

 NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

THE COMPANY

At December 2007, we liquidated our manufacturing operation and executed a license agreement for the exclusive use of GreenShift Corporation's patented and patent-pending bioreactor technology in applications involving certain commercial products not including fuels and energy.

NOTE 2            GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from continuing operations of $564,917 during the nine months ended September 30, 2008, and had an accumulated deficit and little cash flow. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share. Potential future dilutive securities include approximately 275,000 shares issuable under outstanding options as of September 30, 2008.

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

NOTE 4            DISCONTINUED OPERATIONS

As of December 31, 2007 EcoSystem's holdings in GS Design Services, Inc. and GS Rentals, LLC were transferred to GreenShift Corporation at cost. GS Design and GS Rentals were previously consolidated with EcoSystem. The operating results for 2007 for GS Design and GS Rentals are reflected in the Statement of Operations as Discontinued Operations.

                                       8

The  components of  discontinued  operations for the three and nine months ended
September 30, 2007 are as follows:
                                                           Three Months     Nine Months
                                                         Ending 9/30/07  Ending 9/30/07
                                                         ------------------------------
Net revenues ............................................   $ 1,316,599    $ 4,572,435
Cost of revenues ........................................       725,638      3,695,307
                                                            -----------    -----------
     Gross profit .......................................       590,961        877,128
                                                            -----------    -----------

Selling, general and administrative expense .............       102,805        335,813
                                                            -----------    -----------
     (Loss) income from operations ......................       488,156        541,315
                                                            -----------    -----------

Other income and expenses, net ..........................        (8,053)       (48,254)
                                                            -----------    -----------
     Total other income and expense .....................        (8,053)       (48,254)
                                                            -----------    -----------

     (Loss) income before provision for income taxes ....       480,103        493,061

Total provision for tax .................................          --             --
                                                            -----------    -----------
     Net income (loss) from discontinued operations .....       480,103        493,061
       Gain (loss) on disposal of discontinued operations          --             --
                                                            -----------    -----------
     Total income (loss) - discontinued operations ......   $   480,103    $   493,061
                                                            ===========    ===========

NOTE 5            RELATED PARTY TRANSACTIONS

On November 9, 2007, Carbonics Capital Corporation (the Company's former parent) contributed to GreenShift's capital 320,000 shares of common stock of EcoSystem and 919,000 shares of the Series D preferred stock of EcoSystem, representing 75% of the outstanding capital stock of EcoSystem. On December 31, 2007, GreenShift transferred its 320,000 shares of EcoSystem common stock and 921,313 shares of Series D Preferred Stock to Viridis Capital, LLC ("Viridis"), the Company's majority shareholder, in exchange for the $500,000 reduction in the note payable by the Company to Viridis.

During the first quarter of 2008 the Company's note payable to GS AgriFuels Corporation in the amount of $400,863 was forgiven. GS AgriFuels is a wholly-owned subsidiary of GreenShift Corporation. A note payable to Carbonics Capital in the amount of $8,041 was forgiven. Additionally, the Company forgave a note receivable from GS Design for $674,433 and a note receivable from Greenshift Corporation in the amount of $246,931.

On January 25, 2008, a financing was completed that resulted in EcoSystem becoming the guarantor of the debts of several of its former affiliates. The beneficiary of the guarantees was YA Global Investments, LP ("YAGI"), which committed to extend credit to those affiliates. As of September 30, 2008, the outstanding principal and accrued interest of the debt was $43,040,070.

NOTE 6            STOCK BASED COMPENSATION

During the second quarter of 2008 the Company issued 10,000,000 shares of common stock at $0.05 per share, the closing price on the grant date, for a total of $500,000 relating to stock based compensation. During the third quarter of 2008 the Company issued 6,000,000 shares to the Company's chief executive officer for services rendered. The Company also issued 2,000,000 shares for consulting services rendered pertaining to the Company's development stage activities. These shares were issued at $0.003, the closing price on the grant date, for a total of $24,000 relating to stock based compensation.

NOTE 7            OPTIONS AND WARRANTS

The following is a table of stock options and warrants outstanding as of September 30, 2008. The number of shares and price has been adjusted to reflect the 500-1 reverse stock split which occurred on February 11, 2008.

                                                                           Number of Shares       Weighted Average
                                                                                                    Exercise Price
                                                                     ---------------------------------------------
Outstanding at June 30, 2008                                                      275,000         $           0.46
   Issued                                                                              --         $             --
   Exercised                                                                           --         $             --
   Cancelled                                                                           --         $             --
                                                                         ----------------         ----------------
Outstanding at September 30, 2008                                                 275,000         $           0.46
                                                                         ================         ================


Summarized information about EcoSystem Corporation's stock options outstanding at September 30, 2008 is as follows:

                                                                                                 Exercisable
                                        Number of   Weighted Average                    --------------------------------
                                          Options          Remaining  Weighted Average                  Weighted Average
    Exercise Prices                   Outstanding   Contractual Life    Exercise Price  Number of Options Exercise Price
------------------------------------------------------------------------------------------------------------------------
$0.25                                      75,000                7            0.25             75,000              0.25
$0.75                                     200,000                7            0.75            200,000              0.75
                                  ----------------                                 -------------------
                                          275,000               --              --            275,000                --

Options exercisable at September 30, 2008 were 275,000, with a weighted average exercise price of $0.4605 per share. The fair value of each option granted during 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

RESULTS OF OPERATIONS

Three months ended September 30, 2008 Compared to Three months ended September 30, 2007

Revenues

There were no revenues from continuing operations for the three months ended September 30, 2008, and no revenues for the three months ended September 30, 2007.

Cost of Revenues

There was no cost of revenues from continuing operations for the three months ended September 30, 2008 or for the three months ended September 30, 2007.

Operating Expenses

Operating expenses were $28,476 for the three months ended September 30, 2008 and $18,102 for the three months ending September 30, 2007. Included in the three months ended September 30, 2008 was $24,000 in stock-based compensation as compared to $0 for the three months ended September 30, 2007. Operating expenses are expected to remain high relative to revenues until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense and Financing Costs

Interest expenses and financing costs for the three months ended September 30, 2008 were $0 and $545 for the three months ended September 30, 2007.

Net Loss

Our net loss from continuing operations for the three months ending September 30, 2008 and 2007 were $32,157 and $18,647 respectively. Our Net Income attributable to discontinued operations for the three months ended September 30, 2007 was $480,103. Our net loss for the three months ended September 30, 2008 was $32,157 and our net income for the three months ended September 30, 2007 was $461,456.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

There were no revenues from continuing operations for the nine months ended September 30, 2008, and no revenues for the nine months ended September 30, 2007.

Cost of Revenues

There was no cost of revenues from continuing operations for the nine months ended September 30, 2008 or for the nine months ended September 30, 2007.

Operating Expenses

Operating expenses were $561,236 for the nine months ended September 30, 2008 and $94,465 for the nine months ending September 30, 2007. Included in the nine months ended September 30, 2008 was $524,000 in stock-based compensation as compared to $0 for the nine months ended September 30, 2007. Operating expenses are expected to remain high relative to revenues until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense and Financing Costs

Interest expenses and financing costs for the nine months ended September 30, 2008 were $0 and $4,336 for the nine months ended September 30, 2007.

Net Income and Net Loss

Our net loss from continuing operations for the nine months ending September 30, 2008 and 2007 were $564,917 and $98,801 respectively. Our Net Income attributable to discontinued operations for the nine months ended September 30, 2007 was $493,061. Our net loss for the nine months ended September 30, 2008 was $564,917 and our net income for the nine months ended September 30, 2007 was $394,260.

Liquidity and Capital Resources

The Company's capital requirements consist of general working capital needs and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and common stock. At September 30, 2008 the company had $91 in cash. When the Company begins to perform services under its agreement with GreenShift Corporation, it will require financing for working capital. The Company plans to finance its operations through the issuance of equity and debt.

Cash Flows

The Company had a working capital deficit of $130,492 at September 30, 2008.

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

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements in conformity with GAAP. Management determined that at September 30, 2008, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company's financial reporting requirements. As a result, Management concluded that the Company's disclosure controls and procedures were not effective at September 30, 2008.

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

Date:                     November 14, 2008