Form 10-K
period 2008-12-31
ECOSYSTEM CORP
filed 2009-04-15
CIK 1127242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-K
                            -------------------------


                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer                 Accelerated filer
                          ----                                  ----
Non-accelerated filer                   Small reporting company   X
                          ----                                  ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The number of outstanding shares of common stock held by non-affiliates of the Registrant as of April 14, 2009 was 589,000,000.


                              ECOSYSTEM CORPORATION
                            ANNUAL REPORT ON FORM 10K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008


                                TABLE OF CONTENTS



                                                                                                        Page No
Part I
Item 1        Business ......................................................................................4
Item 1A       Risk Factors...................................................................................5
Item 2        Description of Properties......................................................................7
Item 3        Legal Proceedings..............................................................................7
Item 4        Submission of Matters to a Vote of Security Holders ...........................................7

Part II
Item 5        Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchase of Equity Securities ......................................................8
Item 6        Selected Financial Data
Item 7        Management's Discussion and Analysis...........................................................9
Item 8        Financial Statements and Supplementary Data...................................................11
Item 9        Changes and Disagreements with Accountants on Accounting and Financial Disclosure ............23
Item 9A       Controls and Procedures ......................................................................23
Item 9B       Other Information.............................................................................25

Part III
Item 10       Directors, Executive Officers and Corporate Governance  ......................................25
Item 11       Executive Compensation .......................................................................25
Item 12       Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters ..........................................................................26
Item 13       Certain Relationships and Related Transactions and Director Independence .....................26
Item 14       Principal Accountant Fees and Services .......................................................28

Part IV
Item 15       Exhibits and Financial Statement Schedules ...................................................28

Signatures


                                     PART I

Basis of Presentation

In this Annual Report on Form 10-K, the terms "we," "our," "us," "EcoSystem," or the "Company" refer to EcoSystem Corporation.

Forward Looking Statements

We make certain forward-looking statements in this Annual Report on Form 10-K and in the documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions. These statements reflect our management's judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

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

>> our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

>> other risks referenced from time to time in our filings with the SEC and those factors listed in this Form 10k under Item 1A, Risks Factors, beginning on page 5.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-K, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

ITEM 1      BUSINESS

OVERVIEW

EcoSystem Corporation ("we," "our," "us," "EcoSystem," or the "Company") is innovating industrial-scale applications of bioreactor technology that are designed to resolve compelling ecological challenges while producing value added carbon neutral products.

We use engineered ecosystems and biotechnologies that nature has already selected to bioconvert food, animal and human wastes into feedstock for biofuel production, high protein animal feed and nutrient-rich fertilizer. The natural mechanisms at work here have been proven to be amazingly effective at consuming and metabolizing targeted wastes into protein, fat and other valuable products in a clean and safe way.

Society faces significant challenges caused by the way we grow, manage, distribute, consume and dispose of agriproducts today. These challenges include the downstream "dead-zone" shocks caused by concentrations of phosphorus and nitrogen rich effluent from confined animal processing facilities, the high carbon intensity of landfilling food waste, and the environmental and financial costs of transporting and processing food and waste. Our society has an ever-growing need for increasingly-scarce food, fuel and water resources; we cannot continue to operate in our current inefficient manner if we are to meet this ever increasing need for resources without straining our sensitive regional and planet-wide ecosystems.

Our founding mission is to streamline the flow of resources into, through and out of our food chain, and to do it in ways that are rapidly scalable in multiple geographies. We intend to achieve this by delivering distributed, engineered ecosystems to intercept agricultural and food wastes prior to landfill or other disposal. Our engineered ecosystems are designed to convert these wastes into feedstocks for regional animal feeds, natural oils for fuel and chemical uses, and high nutrient soil amendments. In the process, we hope to generate significant shareholder wealth by reducing the environmental and financial costs of our food chain.

The design of the first evolution of our bioreactor technologies is based on extensive bench trials and over 30 years of applied university research. Our primary goal during 2009 is to build at least one demonstration-scale bioreactor facility ("Pilot Facility") to confirm our scale-up assumptions and to collect the field data we need to design and deploy commercial-scale applications of our technologies.

While our long-term revenue model is based on the use of our technologies to sell products produced by our technologies on an ongoing basis to generate recurring revenues, we intend to sell one or more Pilot Facilities to qualified early adopters to minimize our pre-cash flow financing needs and to refine our commercialization strategy. We are currently in negotiation with several early adopter partners for construction and operation of at least one Pilot Facility proximate to Dayton, Ohio, co-located at a qualified source of raw material for consumption by the organisms in our bioreactors. We are currently working with a number of contract entomologists, nutritionists and process engineers on a consulting and part-time employment basis to minimize our overhead costs while we execute on this plan. We have also applied for grant financing from the U.S. Department of Energy.

Our strategic plan also involves the acquisition of accretive assets and cash flows that are strategic to our technology development efforts. We are currently evaluating a number of qualified opportunities that produce the raw materials needed for our technologies, or that have the infrastructure we need to scale our technologies, or that have the ability to refine the products we produce with our technologies into finished goods. Our plan in this respect is to leverage the targeted assets and cash flows to defray our technology and financing risk as we commercialize our technologies.

OUR TECHNOLOGIES

EcoSystem's technologies rely on a number of natural organisms including the black soldier fly (Hermetia illucens), other compatible insects, yeast, cyanobacteria, bacteria, methanogenic archea, and various specious of fish. The species and process balance utilized for a targeted application will depend on the available waste resources and regional resource needs. Our planned Pilot Facilities will be initially based on the natural consumption behavior of the black solider fly ("BSF").

BSF are clean, energy-efficient and voracious. They rapidly consume large quantities of feed during maturation, with a high tolerance against chemical, bacteria and pathogens that would cripple algae and other bioreactor technologies. The natural BSF life cycle allows for the following important benefits:

>>   Rapid conversion of waste into biomass;

>>   Low energy demand and favorable carbon footprint;

>> High tolerance to contamination equates to increased caloric uptake and survival until harvesting;

>>   Works by itself or with other organisms in an engineered food chain; and,

>> Low cost distributed deployment based on the localized food, fuel and other resource requirements.

BSF are able to reduce incoming waste stream volumes by up to 90% (depending on cellulose and inedible matter composition) depending on the feedstock source. We estimate BSF will be able to convert up to 25% of the volume of food waste into BSF larvae with a dry weight of about 42% protein and about 35% natural oils (with the balance to other BSF biomass and castings, which can be sold in fertilizer applications).

The protein and natural oils produced by BSF will be extracted using conventional rendering equipment. The protein will be sold under EcoSystem's ECOMEAL(TM) brand as a high value aquaculture feed. The oil will be sold under EcoSystem's MAGFUEL(TM) brand as a biodiesel feedstock to our offtake vendor, Biofuel Industries Group in Adrian, Michigan, for conversion into biodiesel.

The market opportunity for our BSF technologies in the U.S. is a function of the available sources of qualified feedstock. Qualified high-volume feedstock sources include food waste, animal and plant processing wastes, manure, and sewage.

INTELLECTUAL PROPERTIES

EcoSystem is party to a technology commercialization agreement with GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC, pursuant to which GreenShift has agreed to provide commercialization support services and access to GreenShift's portfolio of clean technologies for applications not involving the production of renewable fuels. EcoSystem will pay GreenShift a royalty equal to 10% of the pre-tax net income generated by EcoSystem through use of GreenShift technology, and EcoSystem has agreed to sell all MAGFUEL(TM) and other qualified renewable fuel precursors produced by EcoSystem on an exclusive basis to GreenShift, unless waived by GreenShift.

"ESYM," EcoSystem, MAGFUEL, ECOMEAL, the FEEDSTOCK MACHINE, and the "EcoSystem Logo" are the registered trademarks of EcoSystem Corporation.

INDUSTRY OVERVIEW

Food Scrap Waste Diverted From Landfills

The design of the first evolution of our bioreactor technologies is based on extensive bench trials and over 30 years of applied university research. Our primary goal during 2009 is to build at least one demonstration-scale bioreactor facility ("Pilot Facility") to confirm our scale-up assumptions and to collect the field data we need to design and deploy commercial-scale applications of our technologies.

While our long-term revenue model is based on the use of our technologies to sell products produced by our technologies on an ongoing basis to generate recurring revenues, we intend to sell one or more Pilot Facilities to qualified early adopters to minimize our pre-cash flow financing needs and to refine our commercialization strategy. We are currently in negotiation with several early adopter partners for construction and operation of at least one Pilot Facility proximate to Dayton, Ohio, co-located at a qualified source of raw material for consumption by the organisms in our bioreactors. We are currently working with a number of contract entomologists, nutritionists and process engineers on a consulting and part-time employment basis to minimize our overhead costs while we execute on this plan. We have also applied for grant financing from the U.S. Department of Energy.

Our strategic plan also involves the acquisition of accretive assets and cash flows that are strategic to our technology development efforts. We are currently evaluating a number of qualified opportunities that produce the raw materials needed for our technologies, or that have the infrastructure we need to scale our technologies, or that have the ability to refine the products we produce with our technologies into finished goods. Our plan in this respect is to leverage the targeted assets and cash flows to defray our technology and financing risk as we commercialize our technologies.

The problem is global: the United Nations Environment Programme (UNEP) found that over half of the food produced today is lost, wasted or discarded as a result of inefficiency in the human-managed food chain. UNEP also found that:

>> Up to one quarter of all fresh fruits and vegetables in the U.S. are lost between the field and the table;

>> In Australia it is estimated that food waste makes up half of that country's landfill;

>> Almost one-third of all food purchased in the United Kingdom every year is not eaten;

>> Over one third of the world's cereals are being used as animal feed, rising to 50 per cent by 2050 - continuing to feed cereals to growing numbers of livestock will aggravate environmental degradation;

>> Recycling food wastes and deploying new technologies, aimed at producing biofuels, to produce sugars from discards such as straw and even nutshells could be a key environmentally-friendly alternative to increased use of cereals for livestock; and

>> The world could feed its entire projected population growth alone simply by becoming more efficient.

There are other tangible benefits of increased efficiency. For example, in August 2008, the City of San Francisco reported that it achieved 70% landfill diversion between 1996 and 2006, corresponding to a reduction of 1.4 million tons per year down to about 600,000 tons per year. This included 100,000 tons of diverted food waste. The City of San Francisco further reported that this degree of diversion dramatically reduced emissions of methane-laden landfill gas, a potent greenhouse gas. The University of Arizona estimates that the adverse environmental impact of inefficient food chain including methane emissions, land fill use, soil depletion, use of fertilizers, pesticides and herbicides could be reduced by 25% with landfill diversion practices.

Livestock Waste

Agricultural runoff poses major challenges for many of the nation's most polluted water ways. Agricultural runoff is the leading source of nitrogen for 13 of the 17 bays federal officials identified as highly eutrophic. In each of these water ways, farmland runoff contributes at least one-third of the pollutants that cause low oxygen levels, toxic algae blooms, and contribute to the loss of underwater grasses that provide critical habitat for fish, crabs and other commercially-important species. In addition, more than half of the bays featuring moderate-high symptoms of nutrient pollution also receive one-third or more of these nutrients from agriculture

The second major source of this excess nitrogen and phosphorus comes from the manure associated with livestock: hogs, poultry and beef and dairy cows. Livestock produce 130 times more waste per year than all Americans combined. Increasingly, hogs, poultry and many cows are kept primarily or exclusively in large feedlots, where the manure is concentrated. The predominant manure management technique involves storing this waste in an open lagoon, and then spraying the waste on adjacent fields. But this primitive technology presents challenges: one, manure lagoons leach nitrogen and phosphorus into the groundwater; two, many lagoons or pipes used to convey waste to farm fields fail or leak; three, manure cannot be cost-effectively transferred more than a few miles, so manure is typically applied to cropland in inappropriate levels; and four, significant amounts of nitrogen evaporates from lagoons and feedlots into the air as ammonia and ultimately descends into bays or lands draining into bays.

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

EcoSystem incurred a loss from continuing operations of $787,318 during the twelve months ended December 31, 2008, and we had $0 in cash at December 31, 2008. These matters raise substantial doubt about our ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

We lack capital to fund our operations.

During the twelve months ended December 31, 2008 our operations used $98,131 in cash. In addition, during those twelve months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

Viridis Capital, LLC owns 80% of our outstanding common stock. As a result, Viridis exerts a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

EcoSystem Corporation is not likely to hold annual shareholder meetings in the next few years.

Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders' meeting. Unless a shareholders' meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders' meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Kevin Kreisler and Glen Courtright, who are currently the directors of EcoSystem Corporation, were appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that Messrs. Kreisler and Courtright will appoint them. As a result, the shareholders of EcoSystem Corporation will have no effective means of exercising control over the operations of EcoSystem Corporation.

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

ITEM 2      DESCRIPTION OF PROPERTIES

EcoSystem Corporation currently maintains office space at One Penn Plaza, Suite 1612, New York, NY. The lease for this space expires in May of 2011. We paid no rent during 2008 for these offices. During 2008 EcoSystem does not expect to pay rent for these offices. We have located offices proximate to Dayton, Ohio that we intend to lease commencing in 2009.

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

Period                                                    High                       Low
----------------------------------------------------------------------------------------
2008 First Quarter                                      0.0552                    0.0552
2008 Second Quarter                                     0.0100                    0.0060
2008 Third Quarter                                      0.0010                    0.0007
2008 Fourth Quarter                                     0.0028                    0.0026

2007 First Quarter                                      0.0014                    0.0012
2007 Second Quarter                                     0.0012                    0.0010
2007 Third Quarter                                      0.0006                    0.0005
2007 Fourth Quarter                                     0.0003                    0.0002

Title of Class              Approximate Number of Holders of Record as of April 11, 2008
Common Stock, 0.001 par                                                              268

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

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the 4th quarter of 2008.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2008.

ITEM 6      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION
OVERVIEW

EcoSystem Corporation ("we," "our," "us," "EcoSystem," or the "Company") is innovating industrial-scale applications of bioreactor technology that are designed to resolve compelling ecological challenges while producing value added carbon neutral products.

We use engineered ecosystems and biotechnologies that nature has already selected to bioconvert food, animal and human wastes into feedstock for biofuel production, high protein animal feed and nutrient-rich fertilizer. The natural mechanisms at work here have been proven to be amazingly effective at consuming and metabolizing targeted wastes into protein, fat and other valuable products in a clean and safe way.

Society faces significant challenges caused by the way we grow, manage, distribute, consume and dispose of agriproducts today. These challenges include the downstream "dead-zone" shocks caused by concentrations of phosphorus and nitrogen rich effluent from confined animal processing facilities, the high carbon intensity of landfilling food waste, and the environmental and financial costs of transporting and processing food and waste. Our society has an ever-growing need for increasingly-scarce food, fuel and water resources; we cannot continue to operate in our current inefficient manner if we are to meet this ever increasing need for resources without straining our sensitive regional and planet-wide ecosystems.

Our founding mission is to streamline the flow of resources into, through and out of our food chain, and to do it in ways that are rapidly scalable in multiple geographies. We intend to achieve this by delivering distributed, engineered ecosystems to intercept agricultural and food wastes prior to landfill or other disposal. Our engineered ecosystems are designed to convert these wastes into feedstocks for regional animal feeds, natural oils for fuel and chemical uses, and high nutrient soil amendments. In the process, we hope to generate significant shareholder wealth by reducing the environmental and financial costs of our food chain.

The design of the first evolution of our bioreactor technologies is based on extensive bench trials and over 30 years of applied university research. Our primary goal during 2009 is to build at least one demonstration-scale bioreactor facility ("Pilot Facility") to confirm our scale-up assumptions and to collect the field data we need to design and deploy commercial-scale applications of our technologies.

While our long-term revenue model is based on the use of our technologies to sell products produced by our technologies on an ongoing basis to generate recurring revenues, we intend to sell one or more Pilot Facilities to qualified early adopters to minimize our pre-cash flow financing needs and to refine our commercialization strategy. We are currently in negotiation with several early adopter partners for construction and operation of at least one Pilot Facility proximate to Dayton, Ohio, co-located at a qualified source of raw material for consumption by the organisms in our bioreactors. We are currently working with a number of contract entomologists, nutritionists and process engineers on a consulting and part-time employment basis to minimize our overhead costs while we execute on this plan. We have also applied for grant financing from the U.S. Department of Energy.

Our strategic plan also involves the acquisition of accretive assets and cash flows that are strategic to our technology development efforts. We are currently evaluating a number of qualified opportunities that produce the raw materials needed for our technologies, or that have the infrastructure we need to scale our technologies, or that have the ability to refine the products we produce with our technologies into finished goods. Our plan in this respect is to leverage the targeted assets and cash flows to defray our technology and financing risk as we commercialize our technologies.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

There were no revenues from continuing operations for the year ended December 31, 2008, and no revenues for the twelve months ended December 31, 2007.

For the years ending December 31, 2008 and 2007, the revenues from discontinued operations were $0 and $5,695,482, respectively.

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

Cost of Revenues

There was no cost of revenues from continuing operations for the year ended December 31, 2008 or for the year ended December 31, 2007. Cost of revenues reflected in discontinued operations was incurred by GSD.

The cost of revenues attributable to discontinued operations for the years ending December 31, 2008 and 2007 were $0 and $4,385,195, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $750,454 for the year ended December 31, 2008 and $341,809 for the year ending December 31, 2007. Selling, general and administrative expenses include stock based compensation of $707,028 and $229,231 for 2008 and 2007, respectively. Selling, general and administrative expenses are expected to remain high relative to revenues until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Selling, general and administrative expenses attributable to discontinued operations for the years ending December 31, 2008 and 2007 were $0 and $914,237, respectively.

Interest Expense and Financing Costs

Interest expenses and financing costs for the year ended December 31, 2008 were $32,069 and $25,665 for the year ended December 31, 2007.

Net Income and Net Loss

Our net loss from continuing operations for the year ended December 31, 2008 was $787,318 and $367,474 for the year ended December 31, 2007. Our net income attributable to discontinued operations for the year ended December 31, 2007 was $293,330. Our net loss for the year ended December 31, 2008 was $787,318 and our net loss for the year ended December 31, 2007 was $74,144.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by investing and financing activities. For the twelve months ended December 31, 2008, net cash used by operating activities was $131,199. The Company had $570,728 in liabilities at the end of the twelve months ended December 31, 2008, and will need to obtain additional financing to satisfy these obligations.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payment on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and common stock. At December 31, 2008 the company had $0 in cash.

The Company plans to finance its planned development activities during 2009 through a combination of (a) proceeds from the sales of pilot facilities based on our technologies to qualified early adopters, (b) proceeds from the issuance of equity and debt, and (c), if awarded, grant proceeds. In addition, the Company is actively seeking acquisition opportunities with a view towards internalizing sufficient cash flows to service the Company's overhead, technology development and other development needs.

Cash Flows

For the twelve months ending December 31, 2008, net cash provided by financing was $130,108. The Company had a working capital deficit of $570,728 at December 31, 2008. In reviewing our financial statements as of December 31, 2008, our auditor concluded that there was substantial doubt as to our ability to continue as a going concern.

Off Balance Sheet Arrangements

None.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

                                                                                                     Page No
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...................................................17

Balance Sheet ............................................................................................18

Statements of Operations .................................................................................19

Statements of Stockholders' Equity........................................................................20

Statements of Cash Flows..................................................................................21

Notes to Financial Statements ............................................................................22


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
EcoSystem Corporation and Subsidiaries:

We have audited the accompanying balance sheet of EcoSystem Corporation and Subsidiaries as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity (impairment) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoSystem Corporation and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2008. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Rosenberg Rich Baker Berman & Company
    Bridgewater, New Jersey
    April 15, 2009



                              ECOSYSTEM CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2008


                                                                12/31/08      12/31/07
                                                              --------------------------
ASSETS
Current assets:
   Cash ...................................................   $      --      $        91
   Due from related parties ...............................          --        1,007,751
                                                              -----------    -----------
      Total current assets ................................          --        1,007,842
                                                              -----------    -----------

TOTAL ASSETS ..............................................   $      --      $ 1,007,842
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Due to related party ...................................         3,612        400,863
   Accounts payable and accrued expenses ..................       134,184           --
   Convertible debenture, net of discounts - affiliate ....          --          170,293
   Liability for derivative instruments ...................       432,932           --
                                                              -----------    -----------
   Total current liabilities ..............................       570,728        571,156
                                                              -----------    -----------

TOTAL LIABILITIES .........................................       570,728        571,156
                                                              -----------    -----------

STOCKHOLDERS' EQUITY

 Preferred stock, $0.001 par value:
   Series D: 1,000,000 authorized, 0 issued and outstanding          --              921
Common stock, $0.001 par value, 5,000,000,000 authorized;
   8,354,328 issued and outstanding as of 12/31/07 and
   500,000,000 issued and outstanding as of 12/31/08 ......       500,000          8,354
Additional paid-in capital ................................     6,141,187      6,852,007
Accumulated deficit .......................................    (7,211,915)    (6,424,596)
                                                              -----------    -----------

TOTAL STOCKHOLDERS' EQUITY ................................      (570,728)       436,686
                                                              -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ................   $      --      $ 1,007,842
                                                              ===========    ===========


             The notes to the condensed financial statements are an
                       integral part of these statements.


                              ECOSYSTEM CORPORATION
                            STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007


                                                                                12/31/08        12/31/07
                                                                            ----------------------------

Revenues ................................................................   $       --      $       --
Cost of revenues ........................................................           --              --
                                                                            ------------    ------------
     Gross profit .......................................................           --              --

Operating expenses
     Stock based compensation ...........................................        707,028         229,231
     Selling, general and administrative expenses .......................         43,426         112,578
                                                                            ------------    ------------
     Total operating expenses ...........................................        750,454         341,809
                                                                            ------------    ------------

Operating loss ..........................................................       (750,454)       (341,809)

Other expenses and financing costs
     Interest expense ...................................................        (32,069)        (25,665)
                                                                            ------------    ------------
     Total other expense ................................................        (32,069)        (25,665)
                                                                            ------------    ------------

Loss before provision for income taxes ..................................       (782,523)       (367,474)

     Provision for income taxes .........................................         (4,796)           --
                                                                            ------------    ------------

Net loss from continuing operations .....................................   $   (787,318)   $   (367,474)
                                                                            ------------    ------------

Net income from discontinued operations .................................   $       --      $    293,330
                                                                            ------------    ------------

Net Income ..............................................................   $   (787,318)   $    (74,144)
                                                                            ============    ============

Net loss per common share from continuing operations, basic and diluted .   $       (.01)   $      (0.07)
                                                                            ============    ============

Net loss per common share from discontinued operations, basic and diluted   $       0.00    $       0.06
                                                                            ============    ============

Weighted average of shares of common stock
Outstanding, basic and diluted ..........................................     53,547,882       5,260,701
                                                                            ============    ============



             The notes to the condensed financial statements are an
                       integral part of these statements.


                             ECOSYSTEM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007
                                            Series C                     Series D
                                        Preferred Stock               Preferred Stock               Common Stock
                                   --------------------------------------------------------------------------------------
                                       Shares       Amount         Shares          Amount          Shares          Amount
                                   --------------------------------------------------------------------------------------
Balance at 12/31/06 ............    1,600,369   $    1,600      1,000,000           1,000       5,054,328    $      5,054
                                   ==========   ==========   ============    ============    ============    ============
Cancellation of shares .........         --           --             --              --           (60,000)            (60)
Conversion of series C to ......   (1,600,369)      (1,600)          --              --           320,000             320
Common
Cashless exercise of warrants ..         --           --             --              --           123,077             123
Shares issued for services .....         --           --             --              --           916,923             917
Conversion of series D Preferred         --           --          (78,687)            (79)      2,000,000           2,000
Forgiveness of related party
debt, net
Transfer of subsidiaries
                                   ----------   ----------   ------------    ------------    ------------    ------------
Balance at 12/31/07 ............         --     $     --          921,313    $        921       8,354,328    $      8,354
                                   ==========   ==========   ============    ============    ============    ============
Cancellation of shares .........         --           --             --              --           (11,407)            (11)
Shares issued for services .....         --           --             --              --        91,211,326          91,211
Conversion of series D Preferred         --           --         (921,313)           (921)    400,000,000         400,000
Forgiveness of related party ...         --           --             --              --              --              --
debt, net
Issuance of fractional shares ..         --           --             --              --           445,753             446
from reverse split
Net loss
                                   ----------   ----------   ------------    ------------    ------------    ------------
Balance at 12/31/08 ............         --     $     --             --       $      --      500,000,000     $    500,000
                                   ==========   ==========   ============    ============    ============    ============

                                                                             Total
                                          Additional                  Stockholders'
                                             Paid-in     Accumulated        Equity
                                             Capital         Deficit      (Deficit)
------------------------------------------- ------------------------ --------------

Balance at 12/31/06 ..................   $ 8,086,959    $(6,350,452)   $ 1,744,161
                                         ===========    ===========    ===========
Cancellation of shares ...............            60           --             --
Conversion of series C to Common .....         1,280           --             --
Cashless exercise of warrants ........          (123)          --             --
Shares issued for services ...........       228,314           --          229,231
Conversion of series D Preferred .....        (1,921)          --             --
Forgiveness of related party debt, net      (155,348)          --         (155,348)
Transfer of subsidiaries .............    (1,307,214)          --       (1,307,214)
Net Loss .............................          --          (74,144)       (74,144)
                                         -----------    -----------    -----------
Balance at 12/31/07 ..................   $ 6,852,007    $(6,424,596)   $   436,686
                                         ===========    ===========    ===========

Cancellation of shares ...............            11           --             --
Shares issued for services ...........       615,817           --          707,028
Conversion of series D Preferred .....      (399,079)          --             --
Forgiveness of related party debt, net      (927,123)          --         (927,124)
Issuance of fractional shares from ...          (446)          --             --
  reverse split
Net Loss .............................          --         (787,318)      (787,318)
                                         -----------    -----------    -----------
Balance at 12/31/08 ..................   $ 6,141,187    $(7,211,914)   $  (570,728)
                                         ===========    ===========    ===========


             The notes to the condensed financial statements are an
                       integral part of these statements.


                              ECOSYSTEM CORPORATION
                            STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2008

                                                                                  12/31/08       12/31/07
                                                                              ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations .......................................   $  (787,318)   $  (367,474)
Net Income from discontinued operations ...................................          --          293,330

Adjustments to reconcile net loss to net cash used in operating activities:
     Stock and stock options issued for services ..........................       707,028        229,231
Changes in assets and liabilities:
     Increase in accounts payable and accrued expenses ....................       (49,909)         5,144
                                                                              -----------    -----------
         Net cash provided (used) in operating activities .................      (130,199)       160,231

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from issuance of convertible debt ...........................       432,932           --
     Repayment of related party debt ......................................      (302,824)      (160,140)
                                                                              -----------    -----------
         Net cash provided (used) by financing activities .................       130,108       (160,140)
                                                                              -----------    -----------
     Increase (decrease) in cash ..........................................           (91)            91
     Cash at beginning of period ..........................................            91           --
                                                                              -----------    -----------
     Cash at end of period ................................................   $      --      $        91
                                                                              ===========    ===========

SUPPLEMENTAL STATEMENT OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Transfer of subsidiaries into equity ......................................   $      --      $ 1,307,214
                                                                              ===========    ===========


             The notes to the condensed financial statements are an
                       integral part of these statements.


                              ECOSYSTEM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1     BASIS OF PRESENTATION

THE COMPANY

EcoSystem Corporation ("we," "our," "us," "EcoSystem," or the "Company") is innovating industrial-scale applications of bioreactor technology that are designed to resolve compelling ecological challenges while producing value added carbon neutral products.

We use engineered ecosystems and biotechnologies that nature has already selected to bioconvert food, animal and human wastes into feedstock for biofuel production, high protein animal feed and nutrient-rich fertilizer. The natural mechanisms at work here have been proven to be amazingly effective at consuming and metabolizing targeted wastes into protein, fat and other valuable products in a clean and safe way.

At December 2007, we liquidated our manufacturing operation and executed a technology commercialization and license agreement with GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC, pursuant to which GreenShift has agreed to provide commercialization support services and access to GreenShift's portfolio of clean technologies for applications not involving the production of renewable fuels. EcoSystem will pay GreenShift a royalty equal to 10% of the pre-tax net income generated by EcoSystem through use of GreenShift technology, and EcoSystem has agreed to sell all MAGFUEL(TM) and other qualified renewable fuel precursors produced by EcoSystem on an exclusive basis to GreenShift, unless waived by GreenShift.

NOTE 2     GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss in continuing operations of $787,318 during the year ended December 31, 2008, and had an accumulated deficit and negative cash flow from continuing operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet as of December 31, 2008 for cash equivalents and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

EARNINGS (LOSS) PER SHARE

Earnings (Loss) per common share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share. Potential future dilutive securities include approximately 275,000 shares issuable under outstanding options as of December 31, 2008.

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

During the year ended December 31, 2008, due to a change in the terms of the MIF convertible debenture, the Company recorded a note discount in the amount of $432,932 in relation to the debenture.

DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company's debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under the provisions of these statements, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet as of December 31, 2008 for cash equivalents, accounts receivable, other receivables, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions. It was not practical to estimate the fair value of the convertible debt due to the nature of these items. These estimates would be based on the carrying amounts, maturities, effective interest rates and volatility of the Company's stock. The Company does not believe it is practical due to the significant volatility of the Company's stock.

Fair value estimates are made at a specific point in time, based on the terms of the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

The Company partially adopted SFAS 157 on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

o Level 1 -- quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

o Level 2 -- inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

o Level 3 -- unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The following table presents the embedded derivative, the Company's only financial assets measured and recorded at fair value on the Company's Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the year ended December 31, 2008:

                                                                                   Fair Value
-------------------------------------------------------------------------------------------------------------------------
As of December 31, 2008                                    Level 1          Level 2          Level 3           Total
-------------------------------------------------------------------------------------------------------------------------
 Embedded derivative liabilities                           $    --          $     --        $ 432,932      $      432,932

The following table reconciles, for the year ended December 31, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative at December 31, 2006                                                                    --
Gain (Loss) on fair value adjustements of embedded derivatives                                                         --

Balance of Embedded derivative at December 31, 2007                                                        $           --
Fair Value of warrants and conversion feature of the May 2008 debenture at issuance                               432,932
                                                                                                           --------------
Balance at December 31, 2008                                                                               $      432,932
                                                                                                           ==============

The valuation of the derivatives are calculated using a complex binomial pricing model that is based on changes in the volatility of our shares, our stock price, the probability of a reduction in exercise and conversion price, and the time to conversion of the related financial instruments.

NOTE 4      STOCKHOLDERS' EQUITY

COMMON STOCK

During the second quarter of 2008 the Company issued 10,000,000 shares of common stock at $0.05 per share, the closing price on the grant date, for a total of $500,000 relating to stock based compensation. During the third quarter of 2008 the Company issued 6,000,000 shares to the Company's chief executive officer for services rendered. The Company also issued 2,000,000 shares for consulting services rendered pertaining to the Company's development stage activities. These shares were issued at $0.003, the closing price on the grant date. During the fourth quarter of 2008 the Company issued 73,211,326 shares for consulting services rendered pertaining to the Company's development stage activities. These shares were issued at $0.003, the closing price on the grant date for a total of $707,028 relating to stock based compensation.

SERIES D PREFERRED STOCK

Shares of the Series D Preferred Stock (the "Series D Shares") may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series D Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares.

During the year ended December 31, 2008, the remaining shares of Series D Preferred Stock were converted into 400,000,000 shares of common stock.

NOTE 5     DISCONTINUED OPERATIONS

As of December 31, 2007, EcoSystem's holdings in GS Design Services, Inc. and GS Rentals, LLC were transferred to GreenShift at cost GS Design and GS Rentals were previously consolidated with EcoSystem. The operating results for 2007 for GS Design and GS Rentals are reflected in the Statement of Operations as Discontinued Operations.

The components of discontinued operations for the years ended December 31, 2008 and 2007are as follows:

                                                                                  2008               2007
                                                                       ---------------    ---------------
Net revenues                                                           $            --    $     5,695,482
Cost of revenues                                                                    --          4,385,195
                                                                       ---------------    ---------------
     Gross profit                                                                   --          1,310,287
                                                                       ---------------    ---------------
Selling, general and administrative expense                                         --            914,237
                                                                       ---------------    ---------------
     (Loss) income from operations                                                  --            396,050
                                                                       ---------------    ---------------
Other income and expenses, net                                                      --            102,720
                                                                       ---------------    ---------------
     Total other income and expense                                                 --            102,720
                                                                       ---------------    ---------------
     (Loss) income before provision for income taxes                                --            293,330
Total provision for tax                                                             --                 --
                                                                       ---------------    ---------------
     Net income (loss) from discontinued operations                                 --            293,330
       Gain (loss) on disposal of discontinued operations                           --                 --
                                                                       ---------------    ---------------
     Total income (loss) - discontinued operations                     $            --    $       293,330
                                                                       ===============    ===============

NOTE 6     RELATED PARTY TRANSACTIONS

As of December 31, 2008 the Company had a convertible debenture payable to Minority Interest Fund (II), LLC ("MIF") in the amount of $432,932. This debenture was originally issued to GreenShift Corporation and was subsequently acquired by MIF during the year ended December 31, 2008. The debenture payable to MIF shall bear interest at a rate of 10% per year and matures December 31, 2010. MIF is entitled to convert the accrued interest and principal of the debenture into common stock of the Company at a conversion price of $0.0001 per share. The managing member of MIF is a relative of Kevin Kreisler, the Company's chairman.

On January 25, 2008, a financing was completed that resulted in EcoSystem becoming the guarantor of the debts of several of its affiliates. The beneficiary of the guarantees was YA Global Investments, LP ("YAGI"), which committed to extend credit to those affiliates. EcoSystem issued the guarantees because it expects to be the beneficiary of the projects being funded through that credit. As of December 31, 2008, the outstanding principal and accrued interest of the debt was $44,758,833. .

NOTE 7      CONVERTIBLE DEBENTURE

During the year ended  December  31,  2008,  Minority  Interest  Fund (II),  LLC
("MIF") purchased the debenture payable to GreenShift Corporation. The convertible debentures to MIF shall bear interest at a rate of 10% per year and mature on December 31, 2010. MIF is entitled to convert the accrued interest and principal of the debenture into common stock of the Company at a conversion price of $0.0001 per share. For the year ending December 31, 2008, interest expense of $6,405 for these obligations was incurred. The principal balance of these notes at December 31, 2008 was $432,932.

NOTE 8      STOCK BASED COMPENSATION

During the second quarter of 2008 the Company issued 10,000,000 shares of common stock at $0.05 per share, the closing price on the grant date, for a total of $500,000 relating to stock based compensation. During the third quarter of 2008 the Company issued 6,000,000 shares to the Company's chief executive officer for services rendered. The Company also issued 2,000,000 shares for consulting services rendered pertaining to the Company's development stage activities. These shares were issued at $0.003, the closing price on the grant date. During the fourth quarter of 2008 the Company issued 73,211,326 shares for consulting services rendered pertaining to the Company's development stage activities at $0.003, the closing price on the grant date. A total of $707,028 was issued as stock based compensation.

NOTE 9      INCOME TAXES

EcoSystem Corporation has incurred losses, which have generated net operating loss carry forwards for EcoSystem Corporation as of December 31, 2008. These
loss carry forwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2008 and 2006, EcoSystem Corporation's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. The provision for income taxes for the years ended December 31, 2007 and 2006 consisted of state income tax provisions. Deferred tax assets are as follows:
                                                 12/31/2008         12/31/2007
                                                ------------------------------
Deferred Tax Asset:
Total deferred tax assets                         1,130,000         1,130,000
Less: Valuation allowance                        (1,130,000)       (1,130,000)
                                                ------------       -----------
Net deferred tax asset                          $      --         $      --
                                                ============      ============

EcoSystem   Corporation  has  federal  net  operating  loss   carry-forwards  of
approximately $3,300,000 which expire through December 31, 2026.

NOTE 10     OPTIONS AND WARRANTS

The following is a table of stock options and warrants outstanding as of December 31, 2008 and December 31, 2007. The number of shares and price has been adjusted to reflect the 500-1 reverse stock split which occurred on February 11, 2007.

                                              Number of Shares            Weighted Average
                                                                            Exercise Price
                                              --------------------------------------------
Outstanding at December 31, 2007                       475,000              $         0.46
   Issued                                                 --                $          --
   Exercised                                          (200,000)             $         0.25
   Cancelled                                              --                $          --
                                                 -------------              --------------
Outstanding at December 31, 2008                       275,000              $        0.46
                                                 =============              ==============

Summarized  information about EcoSystem  Corporation's stock options outstanding at December 31, 2008 is as follows:
                                                                                                        Exercisable
                                         Number of                                        ----------------------------------
                                           Options   Remaining Average  Weighted Average
Exercise Prices                        Outstanding   Contractual Life     Exercise Price  Number of Options   Exercise Price
---------------------------------------------------------------------------------------------------------------------------
$0.25                                      75,000                7            0.25             75,000                 0.25
$0.75                                     200,000                7            0.75            200,000                 0.75
                                  ----------------                                 -------------------
                                          275,000                                             275,000

Options exercisable at December 31, 2008 were 275,000, with a weighted average exercise price of $0.46 per share. The fair value of each option granted during 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                2008
                                ----

Dividend yield ........          --
Expected volatility ...         69%
Risk-free interest rate          2%
Expected life .........     10 yrs.

NOTE 11    COMMITMENTS AND CONTINGENCIES

On January 25, 2008, a financing was completed that resulted in EcoSystem becoming the guarantor of the debts of several of its affiliates. The beneficiary of the guarantees was YA Global Investments, LP ("YAGI"), which committed to extend credit to those affiliates. EcoSystem issued the guarantees because it expects to be the beneficiary of the projects being funded through that credit. As of December 31, 2008, the outstanding principal and accrued interest of the debt was $44,758,833.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS AND PROCEDURES

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

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements in conformity with GAAP. Management determined that at December 31, 2008, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company's financial reporting requirements. As a result, Management concluded that the Company's disclosure controls and procedures were not effective at December 31, 2008.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of the company's internal control over financial reporting, management identified the following material weakness in the company's internal control over financial reporting as of December 31, 2008. Management determined that at December 31, 2008, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. Contributing to this lack of sufficient resources was the unanticipated voluntary turnover of key personnel late in the year. This material weakness resulted in the identification of adjustment during the financial statement close process that have been recorded in the financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the Internal Control--Integrated Framework issued by COSO.

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

ITEM 9B  OTHER INFORMATION

None.

                                    PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name                        Age     Position
--------------------------------------------------------------------------------
Glen Courtright              48     President and Chief Executive Officer
Jacqueline L. Flynn          43     Chief Financial Officer
Kevin Kreisler               36     Chairman

Mr. Courtright is the president and chief executive officer of EcoSystem Corporation since December 2008. Prior to joining EcoSystem, Mr. Courtright was President of CTS Corporation from 2007 to 2008, where he provided engineering and management services to the renewable energy, petroleum, telecommunications, and automotive industries. From 1997 to 2007, Mr. Courtright was Vice President at Science Applications International Corporation (SAIC) where he provided strategic leadership for technology development for Fortune 50 customers in the automotive, energy, and telecommunications. Mr. Courtright is a graduate of Southern Illinois University (B.S. Electronics Management, 1989). Mr. Courtright also has military experience as an officer in the United States Navy.

Jacqueline Flynn has twenty years experience in financial accounting for both public and private companies. Ms. Flynn has been employed since 2006 as Controller of GreenShift Corporation, an affiliate of Carbonics Capital. From 2002 to 2005, Ms. Flynn was employed as Chief Financial Officer by Accent Mortgage Company of Alpharetta, Georgia. During the three years prior to 2002 Ms. Flynn was employed by Lahaina Acquisitions, Inc., a public company that owned Accent Mortgage Company during that period. She was employed by Lahaina Acquisitions first as Controller and then as Chief Financial Officer. Ms. Flynn was awarded an M.B.A. in 1994 by Brenau University.

Mr. Kreisler is the chairman and the majority shareholder of EcoSystem through his holding company, Viridis Capital, LLC. Mr. Kreisler is also the chairman and chief executive officer of GreenShift Corporation. Mr. Kreisler served as GreenShift's vice president from 1998 to 2000, president from 2000 to 2002, chief executive officer from 2002 to 2005 and has served as GreenShift's chairman from 2005 to the present. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering,
1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler was admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2008, except that none of the three members of management has filed a Form 3, and Mr. Kreisler failed to file a Form 4 when due.

ITEM 11  EXECUTIVE COMPENSATION

The following table sets forth compensation information for EcoSystem Corporation's executive officers during the years indicated as relevant. As of December 31, 2008, no executive officer held shares of exercisable options for EcoSystem Corporation's Common Stock.

Name and Principal Position                 Annual Compensation              Long-term Compensation        All Other
                                        Year      Salary     Bonus     Other  Securities Granted (shares)  Compensation
-----------------------------------------------------------------------------------------------------------------------
Glen Courtright                         2008  $      --  $      --  $      --                        --  $           --
President and Chief Executive Officer   2007         --         --         --                        --              --

Jackie Flynn                            2008  $      --  $      --  $      --                        --  $           --
Chief Financial Officer                 2007         --         --         --                        --              --

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Glen Courtright which provides for an annual salary of $125,000, payable in stock and/or cash, periodic bonuses, four weeks' vacation and participation in any employee plans made available to all Company employees. The agreement terminates in December, 2013.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for out-of-pocket expenses incurred on our behalf, but receive no additional compensation for service as directors.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock as well as by the members of our Board of Directors and by all officers and directors as a group.

                                      Amount and Nature of Beneficial Ownership
                      ------------------------------------------------------------------
Name and Address(1)                                Series D               Percentage of
Of Beneficial Owner        Common   % of Class    Preferred   % of Class   Voting Power
                      ------------  -----------  -----------  -----------  -------------
Kevin Kreisler(2),    400,320,000        80.0%           --           --         80.00%

Glen Courtright         7,000,000         1.2%           --           --           1.2%

(1) The address of each shareholder is One Penn Plaza, Suite 1612, New York, NY 10119.
(2) All shares listed for Mr. Kreisler are owned of record by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.


ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
            DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2008 the Company had a convertible debenture payable to Minority Interest Fund (II), LLC ("MIF") in the amount of $432,932. This debenture was originally issued to GreenShift Corporation and was subsequently acquired by MIF during the year ended December 31, 2008. The debenture payable to MIF shall bear interest at a rate of 10% per year and matures December 31, 2010. MIF is entitled to convert the accrued interest and principal of the debenture into common stock of the Company at a conversion price of $0.0001 per share. The managing member of MIF is a relative of Kevin Kreisler, the Company's chairman.

DIRECTOR INDEPENDENCE

None of the members of the Board of Directors is independent as "independent" is defined in the rules of the NASDAQ Stock Market.

                                     PART IV

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

         Audit Fees

     Rosenberg Rich Baker Berman & Company, P.A. billed $14,250 to the Company in 2008 and $57,040 in 2007 for professional services rendered for the audit of our 2008 financial statements.

         Audit-Related Fees

     Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2008 and $0 in 2007 for assurance and related services that are reasonably related to the performance of the 2005 audit or review of the quarterly financial statements.

         Tax Fees

     Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2008 and $0 in 2007 for professional services rendered for tax compliance, tax advice and tax planning.

         All Other Fees

     Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2008 and $0 in 2007 for services not described above.

     It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Audit Committee.

ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

ECOSYSTEM CORPORATION

By:              /S/      GLEN COURTRIGHT
                 ------------------------
                          GLEN COURTRIGHT
                          Chief Executive Officer
Date:                     April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /S/      JACQUELINE FLYNN
                 -------------------------
                          JACQUELINE FLYNN
                          Chief Financial Officer
Date:                     April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /S/      KEVIN KREISLER
                 -----------------------
                          KEVIN KREISLER
                          Director
Date:                     April 15, 2009