Form 10-K/A
period 2008-12-31
ECOSYSTEM CORP
filed 2009-05-20
CIK 1127242

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------
                                   FORM 10-K/A
                                (AMENDMENT No. 1)
                            -------------------------

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

Large accelerated filer           Accelerated filer
                       ----                               ----
Non-accelerated filer             Small reporting company  X
                       ----                               ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X -

The number of outstanding shares of common stock held by non-affiliates of the Registrant as of May 19, 2009 was 673,623,825.


================================================================================


                              ECOSYSTEM CORPORATION
                            ANNUAL REPORT ON FORM 10K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008


                                TABLE OF CONTENTS



                                                                                                        Page No
Part I
Item 1        Business ......................................................................................4
Item 1A       Risk Factors...................................................................................7
Item 2        Description of Properties......................................................................9
Item 3        Legal Proceedings..............................................................................9
Item 4        Submission of Matters to a Vote of Security Holders ...........................................9

Part II
Item 5        Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchase of Equity Securities .....................................................10
Item 6        Selected Financial Data
Item 7        Management's Discussion and Analysis..........................................................10
Item 8        Financial Statements and Supplementary Data...................................................14
Item 9        Changes and Disagreements with Accountants on Accounting and Financial Disclosure ............26
Item 9A       Controls and Procedures ......................................................................26
Item 9B       Other Information.............................................................................27

Part III
Item 10       Directors, Executive Officers and Corporate Governance  ......................................28
Item 11       Executive Compensation .......................................................................29
Item 12       Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters ..........................................................................29
Item 13       Certain Relationships and Related Transactions and Director Independence .....................29
Item 14       Principal Accountant Fees and Services .......................................................30

Part IV
Item 15       Exhibits and Financial Statement Schedules ...................................................30

Signatures



                                Explanatory Note

Ecosystem Corporation is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as a result of the change in how the conversion feature of the convertible debenture was reported as of December 31, 2008. The conversion feature of the convertible debenture was originally recorded as a derivative in the amount of $432,932 when it should have been recorded as a beneficial conversion feature in the amount of $432,932 with a corresponding increase to additional paid in capital.


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

ITEM 6               SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 ANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

                                       11
RESULTS OF OPERATIONS

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

Net Income and Net Loss

Our net loss from continuing operations for the year ended December 31, 2008 was $787,318 and $367,474 for the year ended December 31, 2007. Our net income attributable to discontinued operations for the year ended December 31, 2007 was $293,330. Our net loss for the year ended December 31, 2008 was $787,318 and our net loss for the year ended December 31, 2007was $74,144.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by investing and financing activities. For the twelve months ended December 31, 2008, net cash used by operating activities was $130,199. The Company had $137,795 in liabilities at the end of the twelve months ended December 31, 2008, and will need to obtain additional financing to satisfy these obligations.

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

Cash Flows

For the twelve months ending December 31, 2008, net cash provided by financing was $130,108. The Company had a working capital deficit of $137,795 at December 31, 2008. In reviewing our financial statements as of December 31, 2008, our auditor concluded that there was substantial doubt as to our ability to continue as a going concern.

Off Balance Sheet Arrangements

None.



ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES



                                                                                                     Page No
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...................................................15

Balance Sheet (As Restated)...............................................................................16

Statements of Operations .................................................................................17

Statements of Stockholders' Equity(As Restated)...........................................................18

Statements of Cash Flows..................................................................................19

Notes to Financial Statements ............................................................................20




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

As discussed in Note 12, the financial statements as of and for the year ended December 31, 2008 have been restated.



/s/ Rosenberg Rich Baker Berman & Company
    Bridgewater, New Jersey

     April 15, 2009, except for Note 12 as to which the date is May 18, 2009

                              ECOSYSTEM CORPORATION
                                  BALANCE SHEET



ASSETS
                                                                 12/31/08       12/31/07
                                                           (As Restated)
                                                            ----------------------------
Current assets:
   Cash ...................................................   $      --      $        91
   Due from related parties ...............................          --        1,007,751
                                                              -----------    -----------
      Total current assets ................................          --        1,007,842
                                                              -----------    -----------

TOTAL ASSETS ..............................................   $      --      $ 1,007,842
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Due to related party ...................................         3,612        400,863
   Accounts payable and accrued expenses ..................       134,183           --
   Convertible debenture, net of discounts - affiliate ....          --          170,293
                                                              -----------    -----------
   Total current liabilities ..............................       137,795        571,156
                                                              -----------    -----------

TOTAL LIABILITIES .........................................       137,795        571,156
                                                              -----------    -----------

STOCKHOLDERS' EQUITY

 Preferred stock, $0.001 par value:
   Series D: 1,000,000 authorized, 0 issued and outstanding          --              921
Common stock, $0.001 par value, 5,000,000,000 authorized;
   8,354,328 issued and outstanding as of 12/31/07 and
   500,000,000 issued and outstanding as of 12/31/08 ......       500,000          8,354
Additional paid-in capital ................................     6,574,119      6,852,007
Accumulated deficit .......................................    (7,211,914)    (6,424,596)
                                                              -----------    -----------

TOTAL STOCKHOLDERS' EQUITY ................................      (137,795)       436,686
                                                              -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ................   $      --      $ 1,007,842
                                                              ===========    ===========


             The notes to the condensed financial statements are an
                       integral part of these statements.


                              ECOSYSTEM CORPORATION
                            STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007



                                                                                   12/31/08            12/31/07
                                                                            ------------------------------------
Revenues ................................................................   $           --      $           --
Cost of revenues ........................................................               --                  --
                                                                            ----------------    ----------------
     Gross profit .......................................................               --                  --

Operating expenses
     Stock based compensation ...........................................            707,028             229,231
     Selling, general and administrative expenses .......................             43,426             112,578
                                                                            ----------------    ----------------
     Total operating expenses ...........................................            750,454             341,809
                                                                            ----------------    ----------------

Operating loss ..........................................................           (750,454)           (341,809)

Other expenses and financing costs
     Interest expense ...................................................            (32,069)            (25,665)
                                                                            ----------------    ----------------
     Total other expense ................................................            (32,069)            (25,665)
                                                                            ----------------    ----------------

Loss before provision for income taxes ..................................           (782,523)           (367,474)

     Provision for income taxes .........................................             (4,796)               --
                                                                            ----------------    ----------------

Net loss from continuing operations .....................................   $       (787,318)   $       (367,474)
                                                                            ----------------    ----------------

Net income from discontinued operations .................................   $           --      $        293,330
                                                                            ----------------    ----------------

Net Income ..............................................................   $       (787,318)   $        (74,144)
                                                                            ================    ================

Net loss per common share from continuing operations, basic and diluted .   $           (.01)   $          (0.07)
                                                                            ================    ================

Net loss per common share from discontinued operations, basic and diluted   $           0.00    $           0.06
                                                                            ================    ================

Weighted average of shares of common stock
Outstanding, basic and diluted ..........................................         53,547,882           5,260,701
                                                                            ================    ================



             The notes to the condensed financial statements are an
                       integral part of these statements.


                              ECOSYSTEM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

                                         Series C                Series D
                                      Preferred Stock           Preferred Stock        Common Stock
                                  ----------- ----------- ------------ --------- ----------- -----------
                                      Shares      Amount       Shares    Amount      Shares       Amount

Balance at 12/31/06                1,600,369      $1,600    1,000,000     1,000   5,054,328      $5,054
                                  =========== =========== ============ ========= =========== ===========
Cancellation of shares                    --          --           --        --    (60,000)        (60)
Conversion of series C to         (1,600,369)    (1,600)           --        --     320,000         320
Common
Cashless exercise of warrants             --          --           --        --     123,077         123
Shares issued for services                --          --           --        --     916,923         917
Conversion of series D Preferred          --          --     (78,687)      (79)   2,000,000       2,000
Forgiveness of related party
debt, net
Transfer of subsidiaries
                                  ----------- ----------- ------------ --------- ----------- -----------
Balance at 12/31/07                       --         $--      921,313      $921   8,354,328      $8,354
                                  =========== =========== ============ ========= =========== ===========
Cancellation of shares                    --          --           --        --    (11,407)        (11)
Shares issued for services                --          --           --        --  91,211,326      91,211
Conversion of series D Preferred          --          --    (921,313)     (921)  400,000,000    400,000
Forgiveness of related party              --          --           --        --          --          --
debt, net
Issuance of fractional shares             --          --           --        --     445,753
from                                                                                            446
  reverse split
Beneficial conversion feature             --          --           --        --          --          --
of convertible debt (As
Restated) Net loss
                                  ----------- ----------- ------------ --------- ----------- -----------
Balance at 12/31/08                       --         $--           --       $--  500,000,000   $500,000
                                  =========== =========== ============ ========= =========== ===========


                                                                                Total
                                              Additional                Stockholders'
                                                 Paid-in   Accumulated         Equity
                                                 Capital       Deficit       (Deficit)
------------------------------------------- ------------- ------------- --------------
Balance at 12/31/06                           $8,086,959  $(6,350,452)     $1,744,161
                                            ============= ============= ==============
Cancellation of shares                                60            --             --
Conversion of series C to Common                   1,280            --             --
Cashless exercise of warrants                      (123)            --             --
Shares issued for services                       228,314            --        229,231
Conversion of series D Preferred                 (1,921)            --             --
Forgiveness of related party debt, net         (155,348)            --      (155,348)
Transfer of subsidiaries                     (1,307,214)            --    (1,307,214)
Net Loss                                              --      (74,144)       (74,144)
                                            ------------- ------------- --------------
Balance at 12/31/07                           $6,852,007  $(6,424,596)       $436,686
                                            ============= ============= ==============

Cancellation of shares                                11            --             --
Shares issued for services                       615,817            --        707,028
Conversion of series D Preferred               (399,079)            --             --
Forgiveness of related party debt, net         (927,123)            --      (927,123)
Issuance of fractional shares from                 (446)            --             --
  reverse split
Beneficial conversion feature of                 432,932            --        432,932
convertible debt (As Restated)
Net Loss                                              --     (787,318)      (787,318)
                                            ------------- ------------- --------------
Balance at 12/31/08 (As Restated)             $6,574,119  $(7,211,914)     $(137,795)
                                            ============= ============= ==============


             The notes to the condensed financial statements are an
                       integral part of these statements.


                             ECOSYSTEM CORPORATION
                            STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2008
                                                                                 12/31/08       12/31/07
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

During the year ended December 31, 2008, due to a change in the terms of the MIF convertible debenture, the Company recorded a note discount in the amount of $432,932 in order to record the beneficial conversion feature in relation to the debenture.

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

The components of discontinued operations for the years ended December 31, 2008 and 2007are as follows:

                                                                       2008         2007
                                                            ----------------------------
Net revenues ............................................   $        --     $  5,695,482
Cost of revenues ........................................            --        4,385,195
                                                            -------------   ------------
     Gross profit .......................................            --        1,310,287
                                                            -------------   ------------

Selling, general and administrative expense .............            --          914,237
                                                            -------------   ------------
     (Loss) income from operations ......................            --          396,050
                                                            -------------   ------------

Other income and expenses, net ..........................            --          102,720
                                                            -------------   ------------
     Total other income and expense .....................            --          102,720
                                                            -------------   ------------

     (Loss) income before provision for income taxes ....            --          293,330

Total provision for tax .................................            --             --
                                                            -------------   ------------
     Net income (loss) from discontinued operations .....            --          293,330
       Gain (loss) on disposal of discontinued operations            --             --
                                                            -------------   ------------
     Total income (loss) - discontinued operations ......   $        --     $    293,330
                                                            =============   ============

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

On January 25, 2008, a financing was completed that resulted in EcoSystem becoming the guarantor of the debts of several of its affiliates. The beneficiary of the guarantees was YA Global Investments, LP ("YAGI"), which committed to extend credit to those affiliates. EcoSystem issued the guarantees because it expects to be the beneficiary of the projects being funded through that credit. As of December 31, 2008, the outstanding principal and accrued interest of the debt was $44,758,833

NOTE 7      CONVERTIBLE DEBENTURE

During the year ended  December  31,  2008,  Minority  Interest  Fund (II),  LLC
("MIF") purchased the debenture payable to GreenShift Corporation. The convertible debentures to MIF shall bear interest at a rate of 20% per year and mature on December 31, 2010. MIF is entitled to convert the accrued interest and principal of the debenture into common stock of the Company at a conversion price of $0.0001 per share. For the year ending December 31, 2008, interest expense of $6,405 for these obligations was incurred. The principal balance of these notes at December 31, 2008 was $432,932. The conversion price represented a beneficial conversion feature at the commitment date which was valued at the intrinsic value of $432,932 and recorded as a debt discount.

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
                                                  12/31/2008         12/31/2007
Deferred Tax Asset:
Total deferred tax assets                          1,130,000           1,130,000
Less: Valuation allowance                        (1,130,000)         (1,130,000)
                                             ---------------     ---------------
Net deferred tax asset                       $            --     $            --
                                             ===============     ===============

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

                                              Number of Shares      Weighted Average
                                                                      Exercise Price
                                              --------------------------------------
Outstanding at December 31, 2007                       475,000      $         0.46
   Issued                                                 --        $          --
   Exercised                                         (200,000)      $         0.25
   Cancelled                                              --        $          --
                                              ----------------      --------------
Outstanding at December 31, 2008                       275,000      $         0.46
                                              ================      ==============


Summarized information about EcoSystem Corporation's stock options outstanding at December 31, 2008 is as follows:

                                                      Weighted                                      Exercisable
                                    Number of          Average        Weighted        -----------------------------------
                                      Options        Remaining         Average        Weighted Average
          Exercise Prices          Outstanding   Contractual Life  Exercise Price     Number of Options    Exercise Price
--------------------------------------------------------------------------------------------------------------------------
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

                                                     2008
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

NOTE 12      RESTATEMENT

Ecosystem Corporation is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as a result of the change in how the conversion feature of the convertible debenture was reported as of December 31, 2008. The conversion feature of the convertible debenture was originally recorded as a derivative in the amount of $432,932 when it should have been recorded as a beneficial conversion feature in the amount of $432,932 with a corresponding increase to additional paid in capital. This restatement had no effect on total assets, earnings per share or net loss. The restatement decreased liabilities by $432,932 and increased equity for $432,932.

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

ITEM 9B  OTHER INFORMATION

None.

                                    PART III

ITEM 10      DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name                        Age     Position
--------------------------------------------------------------------------
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

Name and Principal Position                 Annual Compensation              Long-term Compensation
                             ---------------------------------------------------------------------------------------
                                                                                 Securities Underlying      All Other
                                                                                       Options Granted   Compensation
                                       Year     Salary       Bonus        Other               (shares)
--------------------------------------------------------------------------------------------------------------------
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

                                     Amount and Nature of Beneficial Ownership
                       ---------------------------------------------------------------------

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


ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
              DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2008 the Company had a convertible debenture payable to Minority Interest Fund (II), LLC ("MIF") in the amount of $432,932. This debenture was originally issued to GreenShift Corporation and was subsequently acquired by MIF during the year ended December 31, 2008. The debenture payable to MIF shall bear interest at a rate of 20% per year and matures December 31, 2010. MIF is entitled to convert the accrued interest and principal of the debenture into common stock of the Company at a conversion price of $0.0001 per share. The managing member of MIF is a relative of Kevin Kreisler, the Company's chairman.

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

ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Exhibits

Exhibit Number             Description
--------------------------------------------------

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

ECOSYSTEM CORPORATION

By:              /S/      GLEN COURTRIGHT
                 ------------------------
                          GLEN COURTRIGHT
                          Chief Executive Officer
Date:                     May 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /S/      JACQUELINE FLYNN
                 -------------------------
                          JACQUELINE FLYNN
                          Chief Financial Officer
Date:                     May 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /S/      KEVIN KREISLER
                 -----------------------
                          KEVIN KREISLER
                          Director
Date:                     May 20, 2009