Form 10-Q
period 2009-03-31
ECOSYSTEM CORP
filed 2009-05-20
CIK 1127242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                            -------------------------


                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2009

                          COMMISSION FILE NO.: 0-32143



                              ECOSYSTEM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                            20-3148296
--------------------------------------------------------------------------------
(State of other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)


One Penn Plaza, Suite 1612, New York, NY                                10119
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                 (212) 994-5374
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)



Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No    .
         ---    ---

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files.) Yes   No   .
                                                               ---  ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer               Accelerated filer
                         ----                                  ----
Non-accelerated filer                Smaller reporting company   X
                         ----                                  ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

The number of outstanding shares of common stock as of May 19, 2009 was 662,623,825.



                              ECOSYSTEM CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2009


                                TABLE OF CONTENTS



                                                                                                           Page No
Part I            Financial Information

Item 1.           Financial Statements (unaudited)...............................................................3
                  Condensed Balance Sheet - March 31, 2009 (unaudited)...........................................4
                  Condensed Statements of Operations - for the Three Month Periods
                  Ended March 31, 2009 (unaudited) and 2008 (unaudited)..........................................5
                  Statement of Stockholders' Equity- December 31, 2008 and Three Months Ended
                    March 31, 2009...............................................................................6
                  Condensed Statements of Cash Flows - for the Three Months Ended
                  March 31, 2009 (unaudited) and 2008 (unaudited)................................................7
                  Notes to Condensed Financial Statements........................................................8
Item 2.           Management's Discussion and Analysis .........................................................11
Item 3.           Quantitative and Qualitative Discussion of Market Risk........................................13
Item 4.           Controls and Procedures.......................................................................13

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


                          PART I - FINANCIAL STATEMENTS


ITEM 1            FINANCIAL STATEMENTS (UNAUDITED)


                              ECOSYSTEM CORPORATION
                             CONDENSED BALANCE SHEETS
             AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008


ASSETS
                                                                 3/31/09       12/31/08
                                                             --------------------------
Current assets:
   Project development cost ..............................   $     6,916    $      --
                                                             -----------    -----------
      Total current assets ...............................         6,916           --
                                                             -----------    -----------

TOTAL ASSETS .............................................   $     6,916    $      --
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Due to related party ..................................         5,700          3,612
   Accounts payable and accrued expenses .................       191,762        134,183
   Convertible debenture .................................        70,117           --
                                                             -----------    -----------
   Total current liabilities .............................       267,579        137,795
                                                             -----------    -----------

TOTAL LIABILITIES ........................................       267,579        137,795
                                                             -----------    -----------

STOCKHOLDERS' EQUITY

 Common stock, $0.001 par value, 5,000,000,000 authorized;
   589,000,000 issued and outstanding as of 3/31/09 and
   500,000,000 issued and outstanding as of 12/31/08 .....       589,000        500,000
Additional paid-in capital ...............................     6,649,919      6,574,119
Accumulated deficit ......................................    (7,499,582)    (7,211,914)
                                                             -----------    -----------

TOTAL STOCKHOLDERS' EQUITY ...............................      (260,663)      (137,795)
                                                             -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ...............   $     6,916    $      --
                                                             ===========    ===========



             The notes to the condensed financial statements are an
                       integral part of these statements.


                              ECOSYSTEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)


                                                         Three Months       Three Months
                                                        Ended 3/31/09      Ended 3/31/08
                                                       ---------------------------------

Revenues ...........................................   $         --      $         --
Cost of revenues ...................................             --                --
                                                       --------------    --------------
   Gross profit ....................................             --                --

Operating expenses
   Stock based compensation ........................           81,200              --
   Research and development ........................           76,800              --
   Selling, general and administrative expenses ....           53,012            26,315
                                                       --------------    --------------
   Total operating expenses ........................          211,012            26,315

Operating loss .....................................         (211,012)          (26,315)

Other expenses and financing costs
   Amortization of note discount ...................          (54,117)             --
Interest
expense and financing costs ........................          (22,539)             --
                                                       --------------    --------------
     Total other expense ...........................          (76,656)             --

Loss before provision for income taxes .............         (287,668)          (26,315)

   Provision for income taxes ......................             --                --
                                                       --------------    --------------

Net loss from continuing operations ................   $     (287,668)   $      (26,315)
                                                       --------------    --------------

Net income (loss) ..................................   $     (287,668)   $      (26,315)
                                                       ==============    ==============

Weighted average shares of common stock
Outstanding, basic and diluted .....................      510,944,444         8,354,328

Net loss per common share from continuing operations   $         --      $         --
                                                       --------------    --------------

Net loss, basic and diluted ........................   $         --      $         --
                                                       ==============    ==============



             The notes to the condensed financial statements are an
                       integral part of these statements.


                              ECOSYSTEM CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND THE YEAR ENDED DECEMBER 31, 2008

                                             Series D
                                        Preferred Stock                 Common Stock
                                   ------------    ------------ --------------- --------------
                                         Shares         Amount         Shares         Amount

Balance at 12/31/07 ............        921,313            921      8,354,328    $      8,354
                                   ============    ===========   ============    ============
Cancellation of shares .........           --             --          (11,407)            (11)
Shares issued for services .....           --             --       91,211,326          91,211
Conversion of series D Preferred       (921,313)          (921)   400,000,000         400,000
Forgiveness of related party ...           --             --             --              --
debt, net
Issuance of fractional shares
from  reverse split.............           --             --          445,753             446
Beneficial conversion feature
of convertible debt.............           --             --             --               --
                                   ------------    -----------   ------------    ------------
Balance at 12/31/08 ............           --      $      --      500,000,000    $    500,000
                                   ============    ===========   ============    ============

Shares issued for services .....           --             --       89,000,000          89,000

                                   ------------    -----------   ------------    ------------
Balance at 3/31/09 .............           --      $      --      589,000,000    $    589,000
                                   ============    ===========   ============    ============



                                                                              Total
                                          Additional                   Stockholders'
                                             Paid-in     Accumulated        Equity
                                             Capital         Deficit      (Deficit)
------------------------------------------- ------------- ------------- -----------
Balance at 12/31/07 ..................   $ 6,852,007    $(6,424,596)   $   436,686
                                         ===========    ===========    ===========

Cancellation of shares ...............            11           --             --
Shares issued for services ...........       615,817           --          707,028
Conversion of series D Preferred .....      (399,079)          --             --
Forgiveness of related party debt, net      (927,123)          --         (927,123)
Issuance of fractional shares from
  reverse split.......................          (446)          --             --
Beneficial conversion feature
of convertible debt.............             432,932           --          432,932
Net Loss .............................          --         (787,318)      (787,318)
                                         -----------    -----------    -----------
Balance at 12/31/08 ..................   $ 6,574,119    $(7,211,914)   $  (137,795)
                                         ===========    ===========    ===========

Shares issued for services ...........        75,800           --          164,800
Net Loss .............................          --         (287,668)      (287,668)
                                         -----------    -----------    -----------
Balance at 3/31/09 ...................   $ 6,649,919    $(7,499,582)   $  (260,663)
                                         ===========    ===========    ===========

             The notes to the condensed financial statements are an
                       integral part of these statements.


                              ECOSYSTEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

                                                                      Three Months  Three Months
                                                                     Ended 3/31/09 Ended 3/31/08
                                                                     ---------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net cash used in operating activities ............................   $ (18,088)   $    --
                                                                        ---------    ---------
      Net cash used by operating activities .........................     (18,088)        --
                                                                        ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES

   Change in investments ............................................        --           --
                                                                        ---------    ---------
      Net cash used in investing activities .........................        --           --
                                                                        ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of convertible debt .......................      16,000         --
   Loan proceeds from related parties ...............................       2,088         --
                                                                        ---------    ---------
      Net cash provided by financing activities .....................      18,088         --
                                                                        ---------    ---------

   Net increase (decrease) in cash ..................................   $    --      $    --

   Cash at beginning of period ......................................        --             91
                                                                        ---------    ---------

   Cash at end of period ............................................   $    --      $      91
                                                                        =========    =========



Supplemental Schedule of Non-Cash Investing and Financing Activities:

     Stock issued for compensation ..................................     158,000         --



             The notes to the condensed financial statements are an
                       integral part of these statements.

                              ECOSYSTEM CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1      BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedule and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

EcoSystem and GS CleanTech Corporation are party to an Early Adopter License Agreement (the "EALA") involving use of GS CleanTech's Cellulosic Corn(TM) technology platform on a most favored basis. The EALA calls for the payment of royalties to GS CleanTech equal to 10% of EcoSystem's pre-tax net income deriving from the use of GS CleanTech's feedstock conditioning technologies, lipid production, extraction and refining technologies, and carbon dioxide reformation technologies. The EALA additionally calls for EcoSystem to sell all fats and/or oils that it produces but does not directly refine into biofuel to GS CleanTech at 60% of the price of diesel fuel at the time of shipment. EcoSystem's is entitled to use Cellulosic Corn(TM) technology on a royalty-free basis in its first 100 million gallons per year of corn ethanol production assets (if successfully acquired). GS CleanTech is a wholly owned subsidiary of GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC.

NOTE 2      GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss in continuing operations of $287,668 during the three months ended March 31, 2009, and had an accumulated deficit and negative cash flow from continuing operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share. Potential future dilutive securities include approximately 275,000 shares issuable under outstanding options as of March 31, 2009.

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

During the thee months ended March 31, 2009 , the Company recorded amortization of the note discount in the amount of $54,117.

NOTE 4            RELATED PARTY TRANSACTIONS

As of March 31, 2009, the Company had a convertible debenture payable to Minority Interest Fund (II), LLC ("MIF") in the amount of $448,932. This debenture was originally issued to GreenShift Corporation and was subsequently acquired by MIF during the year ended December 31, 2008. The debenture payable to MIF shall bear interest at a rate of 20% per year and matures December 31, 2010. MIF is entitled to convert the accrued interest and principal of the debenture into common stock of the Company at a conversion price of $0.0001 per share. The managing member of MIF is a relative of the Company's chairman.

On January 25, 2008, a financing was completed that resulted in EcoSystem becoming the guarantor of the debts of GreenShift Corporation, EcoSystem's former parent company. The beneficiary of the guarantees was YA Global Investments, LP ("YAGI"), which committed to extend credit to GreenShift and its subsidiaries. EcoSystem issued the guarantees because it is the beneficiary of the projects being funded through that credit. As of March 31, 2009, the outstanding principal and accrued interest of the debt was $48,406,629.

During the three months ended March 31, 2009, the Company issued 48,000,000 common shares to various consultants in connection with the Company's ongoing technology development efforts. These shares were issued at $0.0016 for a total of $76,800 in research and development expenses during the quarter ended March 31, 2009.

NOTE 5            CONVERTIBLE DEBENTURE

During the year ended  December  31,  2008,  Minority  Interest  Fund (II),  LLC
("MIF") purchased the debenture payable to GreenShift Corporation. The convertible debentures to MIF shall bear interest at a rate of 20% per year and matures on December 31, 2010. MIF is entitled to convert the accrued interest and principal of the debenture into common stock of the Company at a conversion price of $0.0001 per share. For the three months ended March 31, 2009, the debenture increased by $16,000. For the three months ended March 31, 2009, interest expense of $22,539 for these obligations was incurred. For the three months ended March 31, 2009, amortization expense of $54,117 for this obligation was incurred. The principal balance of this note at March 31, 2009 was $448,932.

NOTE 6            STOCK BASED COMPENSATION

During the three months ended March 31, 2009, the Company issued 37,000,000 shares of common stock for a total of $81,200 relating to stock based compensation. The breakdown of the shares issued for consulting services rendered pertaining to the Company's development stage activities is as follows:
15,000,000  share  issued at $0.003 for a total of  $45,000;  12,000,000  shares issued at $0.0016 for a total of $19,200 to GreenShift employees; and 10,000,000 shares issued at $0.0017 for a total of $17,000. The Company also issued 4,000,000 shares at $0.0017 for a total of $6,800 in lieu of payment on outstanding payables to a vendor. All shares were issued at the closing market price on the issuance date.

NOTE 7            OPTIONS AND WARRANTS

The following is a table of stock options and warrants outstanding as of March 31, 2009.

                                                    Number of Shares     Weighted Average
                                                                           Exercise Price
                                                   --------------------------------------
Outstanding at January 1, 2008                            275,000       $           0.46
   Issued                                                    --         $             --
   Exercised                                                 --         $             --
   Cancelled                                                 --         $             --
                                                  ----------------      ----------------
Outstanding at December 31, 2008                          275,000       $           0.46
                                                  ----------------      ----------------
   Issued                                                   --          $             --
   Exercised                                                --          $             --
   Cancelled                                                --          $             --
                                                  ----------------      ----------------
Outstanding at March 31, 2009                             275,000       $           0.46
                                                  ================      ================

Summarized information about EcoSystem Corporation's stock options outstanding at March 31, 2009 is as follows:

         Exercise Prices               Number of      Weighted  Average      Weighted           Exercisable
                                         Options          Remaining          Average                        Weighted Average
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

Options exercisable at March 31, 2009 were 275,000, with a weighted average exercise price of $0.4605 per share. The fair value of each option granted during 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                             2007
                                                       ----------
Dividend yield                                                --
Expected volatility                                          69%
Risk-free interest rate                                       2%
Expected life                                            10 yrs.

NOTE 8   COMMITMENTS AND CONTINGENCIES

On January 25, 2008, a financing was completed that resulted in EcoSystem becoming the guarantor of the debts of GreenShift Corporation, EcoSystem's former parent company. The beneficiary of the guarantees was YA Global Investments, LP ("YAGI"), which committed to extend credit to GreenShift and its subsidiaries. EcoSystem issued the guarantees because it is the beneficiary of the projects being funded through that credit. As of March 31, 2009, the outstanding principal and accrued interest of the debt was $48,406,629.

NOTE 9   SUBSEQUENT EVENTS

On April 17, 2009, Viridis entered into an exchange agreement with the Company to convert its existing holdings in the Company into 1,000,000 shares of Company Series D Preferred Stock, which conversion reversed the December 2, 2008 conversion by Viridis of 1,000,000 shares of Series D Preferred Stock into 400,000,000 shares of Company common stock. The December 2, 2008 conversion had required the prior consent of YAGI. Viridis has guaranteed all amounts due to YAGI and is party to an agreement with YAGI that calls for the preferential liquidation of Viridis' assets prior to exercising any rights under the Company's guaranty agreement with YAGI (see Note 8, Commitments and Contingencies, above). Viridis' guarantees are secured in part by Viridis' holdings in the Company. The Company's common shares outstanding after the cancellation of the 400,000,000 shares previously issued to Viridis is completed will be 262,623,825. Viridis and the Company are currently in discussions with YAGI relative to the execution of an agreement to modify or eliminate the Company's guaranty agreement, which agreement is planned to call for the conversion of Viridis' 1,000,000 Series D shares back into common stock. Shares of the Series D Preferred Stock (the "Series D Shares") may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series D Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares

On May 7, 2009, EcoSystem entered into a Management Services Agreement with Global Ethanol, LLC to provide corporate and plant management services to EcoSystem. EcoSystem is currently evaluating a number of qualified acquisition opportunities in the renewable fuels industry that have the infrastructure EcoSystem believes to be needed to implement and scale its technologies. EcoSystem's strategy is to leverage any successfully acquired assets and cash flows to defray its technology and financing risk as EcoSystem commercialize our technologies. Global Ethanol brings existing operational expertise and commodities management infrastructure that will be key to the successful operation of any facilities that EcoSystem may acquire. Global Ethanol is assisting in the completion of due diligence relative to the completion of EcoSystem's planned acquisition of renewable fuel production assets currently under term sheet. The Management Services Agreement ("MSA") calls for the payment to Global Ethanol of compensation at the rate of $20,000 per month plus reimbursement of direct costs. On May 11, 2009, EcoSystem appointed Trevor Bourne, the Chief Executive Officer of Global Ethanol, to EcoSystem's board of directors. Mr. Bourne's appointment shall be effective on May 31, 2009.

On May 15, 2009, EcoSystem and GS CleanTech Corporation entered into an Early Adopter License Agreement (the "EALA") involving use of GS CleanTech's Cellulosic Corn(TM) technology platform. The EALA calls for the payment of royalties to GS CleanTech equal to 10% of EcoSystem's pre-tax net income deriving from the use of GS CleanTech's feedstock conditioning technologies, lipid production, extraction and refining technologies, and carbon dioxide reformation technologies. The EALA additionally calls for EcoSystem to sell all fats and/or oils that it produces but does not directly refine into biofuel to GS CleanTech at 60% of the price of diesel fuel at the time of shipment. EcoSystem's is entitled to use Cellulosic Corn(TM) technology on a royalty-free basis in its first 100 million gallons per year of corn ethanol production facility (if successfully acquired). The EALA is non-exclusive but GS CleanTech granted EcoSystem most favored licensee status in the EALA. This status shall be subject to cancellation in the event that EcoSystem fails to commercialize the licensed technologies on the following schedule: bench testing shall be completed on or before May 15, 2010; pilot testing shall be completed on or before May 15, 2011; a commercial-scale pilot facility shall be built on or before May 15, 2012; and, commercial sales shall have been initiated on or before May 15, 2013. Ecosystem shall provide all of the capital resources needed to build bench, pilot and commercial scale facilities based on these technologies under the EALA. GS CleanTech is a wholly owned subsidiary of GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC.

On May 15, 2009, EcoSystem and Global Ethanol, LLC entered into a non-exclusive Testing License Agreement (the "TLA") pursuant to which EcoSystem and Global Ethanol shall test certain feedstock conditioning technologies to designed to enhance corn-derived ethanol and oil production yield, to decrease raw material consumption costs and fossil fuel utilization by the corn ethanol process, and to improve the nutritional value of distillers grain.

ITEM 2       MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

EcoSystem  Corporation  ("we," "our," "us,"  "EcoSystem,"  or the  "Company") is
innovating balanced applications of biological, chemical and physical technologies that are designed to resolve compelling ecological challenges while producing value-added carbon-neutral products.

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

We are specifically focused on the acquisition of distressed renewable fuel production assets, with an emphasis on first generation corn ethanol production facilities. We believe that we have an opportunity to establish EcoSystem as a central player in the renewable fuels industry by leveraging our technology portfolio to consolidate assets at a time when anemic margins and the challenged financial markets have converged to discount valuations to as low as 40% of cost. We have recently entered into a management services agreement with Global Ethanol, LLC to facilitate execution of this model.

Global Ethanol, LLC operates two corn based ethanol plants for a production total of 160 MMGY located in Riga, MI and Lakota, IA. The company is experienced in construction, start-up, and operations and maintains a strong differentiator of all internalized functions and services with collective experience in ethanol production, plant management, grains procurement, ethanol marketing, risk management and project development.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial statements included herein have been prepared by the Company, in accordance with Generally Accepted Accounting Principles. This requires the Company's management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. In the opinion of management, all adjustments which, except as described elsewhere herein are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements and any changes in the Company's future operational plans.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

There were no revenues from continuing operations for the three months ended March 31, 2009 or for the three months ended March 31, 2008.

Cost of Revenues

There was no cost of revenues from continuing operations for the three months ended March 31, 2009 or for the three months ended March 31, 2008.

Operating Expenses

Operating expenses were $211,012 for the three months ended March 31, 2009 and $26,315 for the three months ended March 31, 2008. Included in the three months ended March 31, 2009 was $81,200 in stock-based compensation as compared to $0 for the three months ended March 31, 2008 as well as $76,800 in research and development costs. Operating expenses are expected to remain high relative to revenues until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Interest Expense and Financing Costs

Interest expenses and financing costs for the three months ended March 31, 2009 were $22,539 and $0 for the three months ended March 31, 2008. Amortization of note discount was $54,117 and $0, respectively for the for the three months ended March 31, 2009 and 2008.

Net Loss

Our net loss for the three months ending March 31, 2009 and 2008 were $287,668 and $26,315 respectively.

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by investing and financing activities. For the three months ended March 31, 2009, net cash used by operating activities was $18,088. The Company had $267,579 in liabilities at the end of the three months ended March 31, 2009, and will need to obtain additional financing to satisfy these obligations.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payment on debt, obligations and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and common stock. At March 31, 2009, the company had $0 in cash. When the Company begins to perform services under its agreement with GreenShift Corporation, it will require financing for working capital. The Company plans to finance its operations through the issuance of equity and debt.

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

Cash Flows

For the three months ending March 31, 2009, net cash provided by financing was $18,088. The Company had a working capital deficit of $260,663 at March 31, 2009.

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

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements in conformity with GAAP. Management determined that at March 31, 2009, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company's financial reporting requirements. As a result, Management concluded that the Company's disclosure controls and procedures were not effective at March 31, 2009.

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 1     LEGAL PROCEEDINGS

None.

ITEM 1A    RISK FACTORS

Not applicable.

ITEM 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5     OTHER INFORMATION

None.

ITEM 6     EXHIBITS

Index to Exhibits

Exhibit Number             Description
----------------------------------------

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