Form 10-Q
period 2009-06-30
ECOSYSTEM CORP
filed 2009-08-18
CIK 1127242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                            -------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer                   Accelerated filer
                        ---                                        ---
Non-accelerated filer                     Smaller reporting company X
                        ---                                        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

The number of outstanding shares of common stock as of August 17, 2009 was 4,280,747,356.


                              ECOSYSTEM CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2009


                                TABLE OF CONTENTS



                                                                                                           Page No
Part I            Financial Information

Item 1.           Financial Statements (unaudited)...............................................................3
                  Condensed Balance Sheet - June 30, 2009 (unaudited)............................................4
                  Condensed Statements of Operations - for the Three and Six Month Periods
                  Ended June 30, 2009 (unaudited) and 2008 (unaudited)...........................................5
                  Statement of Stockholders' Equity- December 31, 2008 and Six Months Ended
                  June 30, 2009..................................................................................6
                  Condensed Statements of Cash Flows - for the Six Months Ended
                  June 30, 2009 (unaudited) and 2008 (unaudited).................................................7
                  Notes to Condensed Financial Statements........................................................8
Item 2.           Management's Discussion and Analysis .........................................................11
Item 3.           Quantitative and Qualitative Discussion of Market Risk........................................13
Item 4.           Controls and Procedures.......................................................................13

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


                          PART I - FINANCIAL STATEMENTS


ITEM 1            FINANCIAL STATEMENTS (UNAUDITED)


                              ECOSYSTEM CORPORATION
                             CONDENSED BALANCE SHEET
              AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS
                                                                            6/30/09       12/31/08
                                                                        --------------------------
Current assets:
   Cash .............................................................   $     1,475    $      --
Project development costs ...........................................        20,482           --
                                                                        -----------    -----------
      Total current assets ..........................................        21,957           --
                                                                        -----------    -----------

Other assets:
   Notes receivable, noncurrent .....................................       976,775           --
                                                                        -----------    -----------
      Total other assets ............................................       976,775           --
                                                                        -----------    -----------

TOTAL ASSETS ........................................................   $   998,732    $      --
                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)

Current liabilities:

   Accounts payable and accrued expenses ............................        38,577        134,183
   Accrued interest .................................................        26,834           --
   Accrued interest - related party .................................        47,113           --
   Convertible debentures - related party ...........................       741,232           --
   Convertible debentures ...........................................     1,566,843           --
   Due to related party .............................................        13,560          3,612
                                                                        -----------    -----------
      Total current liabilities .....................................     2,434,159        137,795
                                                                        -----------    -----------

TOTAL LIABILITIES ...................................................     2,434,159        137,795
                                                                        -----------    -----------

STOCKHOLDERS'EQUITY/ (DEFICIT)

Preferred stock, $0.001 par value, 5,000,000 authorized
   Series D, $0.001 par value, 1,061,250 and 0 issued and outstanding         1,061           --
Common stock, $0.001 par value, 5,000,000,000 authorized;
   369,622,356 issued and outstanding as of 6/30/09 and
   500,000,000 issued and outstanding as of 12/31/08 ................       369,622        500,000
Additional paid-in capital ..........................................     6,666,733      6,574,119
Accumulated deficit .................................................    (8,472,843)    (7,211,914)
                                                                        -----------    -----------
   TOTAL STOCKHOLDERS' EQUITY/ (DEFICIT) ............................    (1,435,427)      (137,795)
                                                                        -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT) ...............   $   998,732    $      --
                                                                        ===========    ===========


         The notes to the condensed financial statements are an integral part of these statements.




                              ECOSYSTEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
  FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

                                                                       Three Months Ended                  Six Months Ended
                                                              ---------------------------     -----------------------------
                                                                   6/30/09        6/30/08         6/30/09           6/30/08
                                                              ------------    -----------     -----------     -------------
Revenues ...............................................   $        --      $        --      $        --      $        --
Cost of revenues .......................................            --               --               --               --
                                                           -------------    -------------    -------------    -------------
     Gross profit ......................................            --               --               --               --

Operating expenses
     Stock based compensation ..........................           6,800          500,000           88,000          500,000
     Selling expenses ..................................           3,138             --              3,138             --
     Research and development ..........................          11,751             --             88,551             --
     General and administrative expenses ...............          54,454            6,445          107,467           32,760
                                                           -------------    -------------    -------------    -------------
     Total operating expenses ..........................          76,143          506,445          287,156          532,760

Operating loss .........................................         (76,143)        (506,445)        (287,156)        (532,760)

Other expenses and financing costs
     Interest income ...................................          26,775             --             26,775             --
     Interest income - related party ...................          50,000             --             50,000             --
     Gain on extinguishment of debt ....................          67,901             --             67,901             --
     Amortization of debt discount .....................         (16,562)            --            (70,679)            --
     Costs related to conversion feature ...............        (548,758)            --           (548,758)            --
     Costs related to conversion feature - related party        (372,138)            --           (372,138)            --
     Interest expense ..................................         (28,609)            --            (28,609)            --
     Interest expense - related party ..................         (74,574)            --            (97,113)            --
                                                           -------------    -------------    -------------    -------------
         Total other expense ...........................        (895,963)            --           (972,619)            --

Loss before provision for income taxes .................        (972,107)        (506,445)      (1,259,775)        (532,760)

     Provision for income taxes ........................          (1,155)            --             (1,155)            --
                                                           -------------    -------------    -------------    -------------

Net loss ...............................................   $    (973,262)   $    (506,445)   $  (1,260,929)   $    (532,760)
                                                           =============    =============    =============    =============


Weighted average shares of common stock
Outstanding, basic and diluted .........................     315,179,097       15,741,948      415,520,982       15,741,948

Net loss, basic and diluted ............................   $        --      $       (0.03)   $        --      $       (0.03)
                                                           =============    =============    =============    =============



         The notes to the condensed financial statements are an integral part of these statements.


                              ECOSYSTEM CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
     FOR THE YEAR ENDED DECEMBER 31, 2008 AND SIX MONTHS ENDED JUNE 30, 2009

                                                           Series D  Preferred Stock              Common Stock
                                                             Shares           Amount         Shares          Amount
                                                       ------------------------------------------------------------

Balance, December 31, 2007 .........................        921,313    $        921       8,354,328    $      8,354
                                                       ============    ============    ============    ============

Cancellation of debt ...............................           --              --           (11,407)           (11)
Shares issued for services .........................           --              --        91,211,326          91,211
Conversion of series D Preferred ...................       (921,313)           (921)    400,000,000         400,000
Forgiveness of related party debt, net .............           --              --              --              --
Issuance of fractional shares from
reverse split ......................................           --              --           445,753             446
Beneficial conversion feature
of convertible debt ...............................            --              --              --              --
                                                       ------------    ------------    ------------    ------------

Balance, December 31, 2008 .........................           --      $       --       500,000,000    $    500,000
                                                       ============    ============    ============    ============

Shares issued for services .........................           --              --        94,000,000          94,000
Cancellation of series D Preferred conversions .....      1,000,000           1,000    (400,000,000)              (
                                                                                                            400,000)
Shares issued for accounts payable .................           --              --         9,000,000           9,000
Beneficial conversion feature
of convertible debt ................................           --              --              --              --
Conversion of debt .................................         61,250              61     166,622,356         166,622
Extinguishment of debt/beneficial conversion feature           --              --              --              --
Net loss ...........................................           --              --              --
                                                       ------------    ------------    ------------    ------------

Balance, June 30, 2009 .............................      1,061,250    $      1,061     369,622,356    $    369,622
                                                       ============    ============    ============    ============

                                                                                           Total
                                                        Additional    Accumulated  Stockholders'
                                                   Paid-In-Capital        Deficit         Equity
                                                   ---------------------------------------------

Balance, December 31, 2007 .........................   $ 6,852,007    $(6,424,596)   $   436,686
                                                       ===========    ===========    ===========

Cancellation of debt ...............................            11           --             --
Shares issued for services .........................       615,817           --          707,028
Conversion of series D Preferred ...................      (399,079)          --             --
Forgiveness of related party debt, net .............      (927,123)          --         (927,123)
Issuance of fractional shares from .................          (446)          --             --
reverse split
Beneficial conversion feature ......................       432,932           --          432,932
of convertible debt
Net (loss) .........................................          --         (787,318)      (787,318)
                                                       -----------    -----------    -----------
Balance, December 31, 2008 .........................   $ 6,574,119    $(7,211,914)   $  (137,795)
                                                       ===========    ===========    ===========

Shares issued for services .........................        82,400           --          176,400
Cancellation of series D Preferred conversion ......       399,000           --             --
Shares issued for accounts payable .................        19,300           --           28,300
Beneficial conversion feature
of convertible debt ................................       132,724           --          132,724
Conversion of debt .................................        28,846           --          191,529
Extinguishment of debt/beneficial conversion feature      (565,278)          --         (565,656)
Net income .........................................          --       (1,260,929)    (1,260,929)
                                                       -----------    -----------    -----------

Balance, June 30, 2009 .............................   $ 6,666,733    $(8,472,843)   $(1,435,427)
                                                       ===========    ===========    ===========


         The notes to the condensed financial statements are an integral part of these statements.


                              ECOSYSTEM CORPORATION
                          CONDENSED STATEMENTS OF FLOWS
            FOR THE QUARTERS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

                                                                  Six Months Ended  Six Months Ended
                                                                           6/30/09           6/30/08
                                                                  ----------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net cash used in operating activities ............................   $   (82,974)   $   (94,428)
                                                                        -----------    -----------
      Net cash used by operating activities .........................       (82,974)       (94,428)
                                                                        -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES

   Note receivable repayment ........................................        50,000           --
                                                                        -----------    -----------
      Net cash used in investing activities .........................        50,000           --
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Forgiveness of related party debt ................................          --         (512,460)
   Proceeds from issuance of convertible notes ......................        24,500           --
   Loan proceeds from related parties ...............................         9,949        606,888
                                                                        -----------    -----------
      Net cash provided by financing activities .....................        34,449         94,428
                                                                        -----------    -----------

   Net increase (decrease) in cash ..................................   $     1,475    $      --

   Cash at beginning of period ......................................          --               91
                                                                        -----------    -----------

   Cash at end of period ............................................   $     1,475    $      --
                                                                        ===========    ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

     Stock issued for conversion of debt and accounts payable .......   $   219,768    $      --
     Accounts payable assumed under convertible debentures ..........   $   116,724    $      --
     Notes receivable exchanged for convertible debentures ..........   $ 1,000,000    $      --
     Exchange of common shares for Series D preferred stock .........   $   400,000    $      --


         The notes to the condensed financial statements are an integral part of these statements.


                              ECOSYSTEM CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2008.

THE COMPANY

The corn ethanol industry contributed over $65 billion to the Gross Domestic Product by offsetting 7% of America's fossil fuel needs in 2008. EcoSystem Corporation ("we," "our," "us," "EcoSystem," or the "Company") intends to prove that corn has much more to add.

EcoSystem's view is that the established first generation U.S. corn ethanol fleet is the only practical pathway in North America to cost-effectively increase the production and use of carbon-neutral biofuels on globally-meaningful scales. To accomplish this in a competitive and environmentally superior way, the installed base of first generation corn ethanol facilities will need to evolve to achieve significantly improved production efficiencies. EcoSystem's ambition is to make a material contribution to that evolution, and to become a leading low cost and low carbon producer of renewable fuels by leveraging its patented and patent-pending portfolio of Cellulosic Corn(TM) technologies to acquire and upgrade corn ethanol facilities into increased financial and environmental sustainability while facilitating the convergence of cellulosic and corn ethanol.

NOTE 2            GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss in continuing operations of $1,260,929 during the six months ended June 30, 2009, and had an accumulated deficit and negative cash flow from continuing operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share. Potential future dilutive securities include common shares issuable under the Company's outstanding options, convertible debentures and preferred stock as of June 30, 2009 as described more fully in these Notes to the Company's Condensed Financial Statements.

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. During the six months ended June 30, 2009, the Company recorded amortization of the note discount in the amount of $70,679.

FINANCIAL INSTRUMENTS

The Company accounted for the convertible debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares.

NOTE 4            STOCKHOLDERS' EQUITY

SERIES D PREFERRED

On April 17, 2009, Viridis entered into an exchange agreement with the Company to convert its existing holdings in the Company into 1,000,000 shares of Company Series D Preferred Stock, which conversion reversed the December 2, 2008 conversion by Viridis of 1,000,000 shares of Series D Preferred Stock into 400,000,000 shares of Company common stock. The December 2, 2008 conversion had required the prior consent of YAGI. Viridis has guaranteed all amounts due to YAGI and is party to an agreement with YAGI that calls for the preferential liquidation of Viridis' assets prior to exercising any rights under the Company's guaranty agreement with YAGI (see Note 9, Commitments and Contingencies, below). Viridis' guarantees are secured in part by Viridis' holdings in the Company.

Shares of the Series D Preferred Stock (the "Series D Shares") may be converted by the holder into Company common stock at a rate representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares.

COMMON STOCK

The Company issued 166,622,356 shares of common stock upon the conversion of an aggregate of $163,000 in debt during the six months ended June 30, 2009. RAKJ Holdings, Inc. was issued 53,622,356 shares upon the conversion of $50,000 in debt, 33,000,000 shares were issued to JMJ Financial Corporation upon the conversion of $33,000 in debt, and 80,000,000 shares were issued to Minority Interest Fund (II), LLC upon the conversion of $80,000 in debt.

During the three months ended June 30, 2009, the Company issued 10,000,000 common shares to various consultants in connection with the Company's ongoing technology development efforts. These shares were issued at $0.0018 for a total of $18,000 in research and development expenses during the quarter ended June 30, 2009. During the quarter ended March 31, 2009, the Company issued 48,000,000 common shares to various consultants in connection with the Company's ongoing technology development efforts. These shares were issued at $0.0016 for a total of $76,800 in research and development expenses. Of these shares, 4,000,000 shares were cancelled in the quarter ending June 30, 2009 for a total of $6,400.

The Company also issued 5,000,000 shares at $0.0043 for a total of $21,500 to payoff various accounts payable during the three months ending June 30, 2009.

NOTE 5            RELATED PARTY TRANSACTIONS

In January 2008, the Company entered into agreements that resulted in the Company becoming a guarantor of certain debt issued by GreenShift Corporation ("GreenShift"), EcoSystem's former parent company, to YA Global Investments, LP ("YAGI"), the beneficiary of the Company's guaranty. This guaranty was entered into because the Company was the beneficiary of the projects being funded with the proceeds deriving from the debt issued by GreenShift to YAGI. As of June 30, 2009, the outstanding principal and accrued interest of the debt was $49,367,137. Effective on June 30, 2009, the Company entered into agreements with GreenShift, various of its subsidiaries and YAGI pursuant to which the Company was released from its guaranty obligations. The majority shareholder of the Company, Viridis Capital, LLC, is also the majority shareholder of GreenShift.

On May 15, 2009, EcoSystem and GS CleanTech Corporation entered into an Early Adopter License Agreement (the "EALA") involving use of GS CleanTech's Cellulosic Corn(TM) technology platform. The EALA calls for the payment of royalties to GS CleanTech equal to 10% of EcoSystem's pre-tax net income deriving from the use of GS CleanTech's feedstock conditioning technologies, lipid production and refining technologies, and carbon dioxide reformation technologies. The EALA additionally calls for EcoSystem to sell all fats and/or oils that it produces but does not directly refine into biofuel to GS CleanTech at 60% of the price of diesel fuel at the time of shipment. EcoSystem is entitled to use Cellulosic Corn(TM) technology on a royalty-free basis in its first 100 million gallons per year of corn ethanol production facility (if successfully acquired). The EALA is non-exclusive but EcoSystem has been granted most favored licensee status in the EALA. This status shall be subject to cancellation in the event that EcoSystem fails to commercialize the licensed technologies on the following schedule: bench testing shall be completed on or before May 15, 2010; pilot testing shall be completed on or before May 15, 2011; a commercial-scale pilot facility shall be built on or before May 15, 2012; and, commercial sales shall have been initiated on or before May 15, 2013. EcoSystem shall provide all of the capital resources needed to build bench, pilot and commercial scale facilities based on these technologies under the EALA. GS CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC.

During the six months ended, the Company paid $50,000 to GreenShift for management services and incurred $13,561 in accounts payable to GreenShift, which amount increased during the three months ended June 30, 2009 by $9,949 due to expenses paid on behalf of the Company.

Minority Interest Fund (II), LLC ("MIF") is party to certain convertible debentures issued by the Company (see Note 6, Convertible Debentures, below). The managing member of MIF is a relative of the Company's chairman.

NOTE 6            CONVERTIBLE DEBENTURES

As of April 1, 2009, the Company had convertible debentures payable to Minority Interest Fund (II), LLC ("MIF") in an aggregate amount of $1,588,195 (the "MIF Debentures"). The MIF Debentures include $116,724 in accounts payable due to various third parties that was assumed by MIF on April 1, 2009. The MIF Debentures also include an additional debenture issued on April 1, 2009 in the amount of $1,000,000 in return for a promissory note issued by MIF to the Company in the amount of $1,000,000 (the "MIF Note"). The MIF Note bears interest at the rate of 20% per year and matures on December 31, 2010. The MIF Debentures bear interest at a rate of 20% per year and mature on December 31, 2010. MIF is entitled to convert the accrued interest and principal of $588,195 of the MIF Debentures into common stock of the Company at a conversion price of $0.0001 per share, and the remaining $1,000,000 of the MIF Debentures at a rate equal to 60% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. The Company issued 80,000,000 shares of common stock to MIF upon the conversion of an aggregate of $80,000 in debt during the quarter ended June 30, 2009. In addition, the Company allowed a one-time conversion of the principal due under the debentures to MIF during the three months ended June 30, 2009 into 61,250 shares of the Company's Series D Shares at $0.001 per share in connection with the Company's increase of the conversion price of the balance due under the debentures from $0.0001 to $0.001 per share. The Company analyzed this debt modification under the provisions of EITF 96-19, as further interpreted by EITF 06-6, to determine if this modification constituted a debt extinguishment. Since there was no change to cash flows outside of the change in the conversion feature and related consideration, the Company then analyzed the change in the value of the conversion feature for significance. Based on the analysis, the change in fair value of the previously recognized beneficial conversion feature was greater than 10% of the carrying value of the debt; therefore the modification was treated as a debt extinguishment. The MIF Note has been recorded net of the MIF Debenture as of June 30, 2009 given the presumed right of offset accorded to related parties. The interest receivable due under the MIF Note has also been presented net of the interest payable due under the MIF Debenture. The Company determined the value of the MIF Debenture at April 1, 2009 to be $1,362,732, which represented the face value of the debenture plus the present value of the conversion feature. The note shall increase from its present value of $362,732 at April 1, 2009 to its estimated settlement amount of $428,571 at December 31, 2010. As of June 30, 2009, an expense of $9,406 has been recorded as interest expense for the accretion of the discount on the convertible note payable, thereby increasing the carrying value of the MIF Debenture to $1,372,138 at June 30, 2009. Finally, $50,000 and $75,000 of the principal amount due under the MIF Debentures was assigned to RAKJ Holdings, Inc. and JMJ Financial Corporation on May 7, 2009 and June 9, 2009, respectively (see below). For the six months ended June 30, 2009, interest income of $47,113 and interest expense of $97,113 for the MIF Debentures were incurred. The managing member of MIF is a relative of the Company's chairman.

On April 1, 2009, the Company issued Blackfield, LLC ("Blackfield") a convertible debenture in the amount of $500,000 (the "Blackfield Debenture") in return for a promissory note issued by Blackfield to the Company in the amount of $500,000 (the "Blackfield Note"). The Blackfield Note bears interest at the rate of 20% per year and matures on December 31, 2010. The balance due under the Blackfield Note at June 30, 2009 was $500,000 and the interest receivable balance was $25,000. The principal and accrued interest for the Blackfield Note and Blackfield Debenture have been presented as of June 30, 2009, at their face value, without offset. The Company issued no shares of common stock to Blackfield upon the conversion of debt during the quarter ended June 30, 2009. The Blackfield Debenture is convertible into Company common stock at a rate equal to 60% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. The Company determined the value of the Blackfield Debenture at April 1, 2009 to be $782,125 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its present value of $282,125 at April 1, 2009 to its estimated settlement amount of $833,333 at December 31, 2010. As of June 30, 2009, an expense of $7,315 has been recorded as interest expense for the accretion of the discount on the convertible note payable, thereby increasing the carrying value of the Blackfield Debenture to $789,440 at June 30, 2009. For the six months ended June 30, 2009, interest income of $25,000 and interest expenses of $24,658 for the Blackfield Debentures were incurred.

On June 9, 2009, JMJ Financial Corporation ("JMJ") issued the Company a 14.4% promissory note in the amount of $500,000 (the "JMJ Note") in return for $600,000 in 12% convertible debt (the "JMJ Debenture") issued by the Company. The Company issued 33,000,000 shares of common stock to JMJ upon the conversion of $33,000 in debt during the quarter ended June 30, 2009. The principal balance due under the JMJ Note was $450,000 as of June 30, 2009 and accrued interest receivable under the JMJ Note was $1,775. The principal and accrued interest for the JMJ Note and JMJ Debenture have been presented as of June 30, 2009, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. The Company determined the value of the $600,000 JMJ Debenture at April 1, 2009 to be $793,195 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its carrying value of $793,193 at April 1, 2009 to its estimated settlement amount of $857,143 at December 31, 2010. As of June 30, 2009, an expense of $467 has been recorded as interest expense for the accretion of the discount on the convertible note payable. The carrying value of the $600,000 JMJ Debenture was $793,662 at June 30, 2009. The Company determined the value of the accrued interest due under the $600,000 JMJ Debenture at April 1, 2009 to be $2,348 which represented the accrued interest of $1,775 plus the present value of the conversion feature for this element of the debt. The accrued interest conversion feature shall increase from its carrying value of $573 at April 1, 2009 to its settlement amount of $761 at July 9, 2012. The Company determined the value of the $75,000 JMJ Debenture at April 1, 2009 to be $139,700 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its present value of $64,700 at April 1, 2009 to its estimated settlement amount of $75,000 at July 9, 2012. The carrying value of the $75,000 JMJ Debenture as also reduced by $28,468, the present value of the beneficial conversion feature for the conversions totaling $33,000 that occurred during the six months ended June 30, 2009. As of June 30, 2009, an expense of $382 has been recorded as interest expense for the accretion of the discount on the convertible note payable, thereby, increasing the carrying value of the $75,000 JMJ Debenture to $140,082 at June 30, 2009. The Company recognized a $100,000 debt discount in relation to the difference between the $600,000 JMJ Debenture and the $500,000 JMJ Note. This discount is being amortized over the term of the debenture. The Company recognized amortization of debt discount of $2,778 for the six months ended June 30, 2009 at a rate of $2,778 per quarter. The principal balance of the JMJ Debentures when taken with the convertible debt acquired from MIF was $741,232 as of June 30, 2009, interest expenses of $14,875 was accrued was incurred.

The Company accounted for each of the MIF Debenture, the Blackfield Debenture and the JMJ Debenture in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS
150), as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company's common shares.

The Company issued 53,622,356 shares of common stock to RAKJ Holdings, Inc. ("RAKJ"), upon the conversion of $50,000 in debt (the "RAKJ Debenture") during the quarter ended June 30, 2009. The RAKJ Debenture was convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. For the six months ended June 30, 2009, interest expenses of $1,507was accrued. The balance due under the RAKJ Note at June 30, 2009 was $0.

NOTE 7            STOCK BASED COMPENSATION

During the six months ended June 30, 2009, the Company issued 10,000,000 common shares to various consultants in connection with the Company's ongoing technology development efforts. These shares were issued at $0.0018 for a total of $18,000 in research and development expenses during the quarter ended June 30, 2009. The Company also cancelled 4,000,000 of the shares that were issued during the quarter ended March 31, 2009 for a total of $6,400 that was related to research and development expenses.

During the quarter ended March 31, 2009, the Company issued 48,000,000 common shares to various consultants in connection with the Company's ongoing technology development efforts. These shares were issued at $0.0016 for a total of $76,800 in research and development expenses.

NOTE 8            OPTIONS AND WARRANTS

The following is a table of stock options and warrants outstanding as of June 30, 2009.

                                                                                                  Weighted Average
                                                                           Number of Shares         Exercise Price
                                                                     ---------------------------------------------
Outstanding at January 1, 2008                                                    275,000         $           0.46
   Issued                                                                              --         $             --
   Exercised                                                                           --         $             --
   Cancelled                                                                           --         $             --
                                                                         ----------------         ----------------
Outstanding at December 31, 2008                                                  275,000         $           0.46
                                                                         ----------------         ----------------

   Issued                                                                              --         $             --
   Exercised                                                                           --         $             --
   Cancelled                                                                           --         $             --
                                                                         ----------------         ----------------
Outstanding at June 30, 2009                                                      275,000         $           0.46
                                                                         ================         ================

Summarized information about EcoSystem Corporation's stock options outstanding at June 30, 2009 is as follows:

                                                           Weighted                           Exercisable
                                       Number of            Average        Weighted  --------------------------------------
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

Options exercisable at June 30, 2009 were 275,000, with a weighted average exercise price of $0.4605 per share. The fair value of each option granted during 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                           2007
                                                                 --------------
Dividend yield                                                              --
Expected volatility                                                        69%
Risk-free interest rate                                                     2%
Expected life                                                         10 years

NOTE 9   COMMITMENTS AND CONTINGENCIES

In January 2008, the Company entered into agreements that resulted in the Company becoming a guarantor of certain debt issued by GreenShift Corporation ("GreenShift"), EcoSystem's former parent company, to YA Global Investments, LP ("YAGI"), the beneficiary of the Company's guaranty. This guaranty was entered into because the Company was the beneficiary of the projects being funded with the proceeds deriving from the debt issued by GreenShift to YAGI. Effective on June 30, 2009, the Company entered into agreements with GreenShift, various of its subsidiaries and YAGI pursuant to which the Company was released from its guaranty obligations.

NOTE 10  SUBSEQUENT EVENTS

COMMON STOCK ISSUANCES

The Company issued 268,123,531 common shares upon the conversion of debt, 250,000,000 common shares for consulting services rendered to the Company, an escrow reserve consisting of 100,000,000 common shares, and 3,000,000,000 common shares upon the conversion of Company Series D Shares between April 1, 2009 and August 17, 2009.

SENIOR INVESTMENT

On July 24, 2009, EcoSystem Corporation (the "Company") entered into a Unit Subscription Agreement (the "USA") with Copperbottom Investments, Ltd. ("Lead Senior Investor"), Absentia Holdings, Ltd., On Time Investments, Ltd., Agri-Technologies, Ltd., and Britannia Securities International, Ltd. (collectively, the "Senior Investors"), pursuant to which the Senior Investors agreed to purchase 766,190 shares of the Company's newly designated Series E Preferred Stock (the "Series E Shares"), and 24,705,000 warrants to purchase additional Company common shares (the "Senior Warrants") (the Series E Shares and the Senior Warrants shall be collectively referred to herein as the "Senior Units") for $76,619,000 (the "Senior Purchase Price"), subject to certain conditions discussed below (the "Senior Investment").

Use of Proceeds

Under the terms of the USA, the Company is permitted to use the Senior Purchase Price proceeds to facilitate (1) the acquisition by the Company of several distressed corn ethanol production facilities, (2) the acquisition and/or construction by the Company of existing corn oil extraction facilities and/or other strategically compatible cash flow producing assets, and (3) the development and integration of the Company's Cellulosic Corn(TM) technologies into the Company's acquired corn ethanol plants.

Release Schedule

The USA provides that the Senior Purchase Price shall be deposited at the closing of the USA (which is scheduled on or before August 5, 2009) into a restricted account opened in the name of the Company (the "Restricted Account") at Elco Securities, Ltd. (the "Escrow Agent"), a licensed broker dealer. The conditions of the release of the Senior Purchase Price to the Company from the Restricted Account are set forth in an Account Management Agreement dated July 24, 2009 (the "Senior AMA") by and between the Escrow Agent, the Senior
Investors, the Company, and Viridis Capital, LLC ("Viridis"), the Company's majority shareholder (the USA and the Senior AMA shall be collectively referred to herein as the "Agreements").

The Senior AMA provides that the Senior Purchase Price shall be released to the Company after either (1) the Company shall have filed and made effective a registration statement pertaining to that portion of the Company common shares issuable upon the conversion of the Series E Shares, or (2) such Company common shares shall have become eligible for public resale pursuant to applicable SEC rules. Thereafter, the Senior Purchase Price shall be released from the Restricted Account to the Company in monthly installments at a rate equal to the lesser of (1) the scheduled monthly rate stated in Table 1 below, or (2) an amount equal to 20% of the average 30 day closing bid price for the Company's common stock (the "Market Price"), multiplied by the total number of shares of Company common stock traded during the 30 calendar days prior to each monthly release (the "Trailing Volume").

The Senior AMA also provides that Series E Shares shall be deposited at the Closing in restricted accounts at the Escrow Agent in the name of each Senior Investor. The Series E Shares shall be converted into Company common shares and released to each Senior Investor, on a pro rated basis, at a rate equal to the rate at which the Senior Purchase Price proceeds are released from the Restricted Account to the Company divided by the Fixed Price per common share stated in Table 1 below; provided, however, that if the Market Price is less than the Target Price per common share stated in Table 1 below at the time of conversion, then the amount of common shares issuable upon conversion of the Series E Shares shall be equal to the amount of Senior Purchase Price proceeds released from the Restricted Account to the Company divided by 60% of the Market Price.

Senior Warrants

The Senior Warrants shall be exercisable for a period of three years from the Closing in the amounts and at the exercise prices set forth in Table 2 below. The Company is required to use its best efforts to file a registration of the common shares underlying the Senior Warrants within three months of the Closing.

Transaction Costs

The Company is required to pay to Catwalk Capital, LLC fees equal to 10% of the gross Senior Purchase Price and Senior Warrant exercise proceeds (collectively, the "Gross Proceeds") received from the Senior Investors, plus an additional 1.6% of the Gross Proceeds to the Lead Senior Investor (collectively, the "Fees"). All Fees shall be payable on a pro rated basis at the time that the Senior Purchase Price or Senior Warrant exercise proceeds are released to the Company. This corresponds to a total of $8,887,804 in Fees upon full payment of the Senior Purchase Price, and $9,100,827 in additional Fees upon full exercise of the Senior Warrants. After accounting for the Fees, the net Senior Purchase Price proceeds to be released to the Company are $67,731,196 (less account management fees paid to the Escrow Agent of $9,000 per year), and the net proceeds to be paid to the Company upon exercise of the Senior Warrants are $69,354,578.

Restrictions Applicable to Senior Investors

The Agreements provide that the Escrow Agent shall not release Company common shares to the Senior Investors upon conversion of the Series E Shares, either individually or in the aggregate, at a rate greater than 20% of the Trailing Volume; and that no Senior Investor shall convert Series E Shares or exercise the Senior Warrants or receive shares of Company common stock to the extent that after giving effect to such conversion or exercise, any Senior Investor, together with any affiliate thereof, would beneficially own (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended and the rules promulgated thereunder) in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion or exercise.

Restrictions Applicable to Management

Minimum Ownership and Lock-Up

The Agreements provide that Viridis and the Company's management (collectively, "Management") shall beneficially own in the aggregate no less than 51% of the outstanding Company common stock (the "Minimum Ownership") until such time as the Senior Purchase Price has been fully released to the Company (the "Full Release Date"). Neither Viridis nor the Company's management shall sell or otherwise transfer shares of Company common stock in an amount that would cause Management to beneficially own less than 51% of the outstanding Company common stock until the Full Release Date.

Forfeiture of Management Shares

Effective July 24, 2009, the Company and Management entered into an agreement pursuant to which the parties agreed that all shares of Company stock held by Management in excess of 30% of the Company's outstanding common stock shall be surrendered to the Company on a pro rated basis for cancellation in the event that the Company shall have failed to achieve an annualized renewable fuel production rate of 500,000,000 gallons per year prior to one year after the Full Release Date (the "Performance Hurdle").

Pro Forma Share Structure

The Agreements require the Company to file and make effective an amendment to its certificate of incorporation to give effect to a 1-for-1,000 reverse stock split prior to the initial release of the Senior Purchase Price proceeds. Immediately thereafter, the Company shall have no less than about 25,000,000 shares of common stock outstanding on a post-split basis prior to conversion of the Series E Shares and/or exercise of the Senior Warrants.

The following Table 3 is to provide the Company's pro forma share structure on the assumptions (1) that the 1-for-1,000 reverse stock split has been implemented, (2) that no Senior Warrants have been exercised, (3) that all shares of common stock issued upon conversion of the Series E Shares are issued at the Fixed Price (meaning that the Company's Target Prices have been achieved as stated in Table 1), and (4) that Management's ownership remains at 51% at the Full Release Date (meaning that the Performance Hurdle has been achieved):

Table 1 - Release Schedule

                    Scheduled Release of                                                                  Pro Forma
Month              Senior Purchase Price    Series E Shares       Fixed Price      Target Price       Common Shares
-------------------------------------------------------------------------------------------------------------------
1                        $      588,400              5,884      $       2.00      $       3.33             294,200
2                        $      588,400              5,884      $       2.06      $       3.43              285,631
3                        $      588,400              5,884      $       2.12      $       3.54              277,155
4                        $      588,400              5,884      $       2.19      $       3.65              268,774
5                        $      588,400              5,884      $       2.26      $       3.76              260,515
6                        $      588,400              5,884      $       2.33      $       3.89              252,370
7                        $    2,156,400             21,564      $       2.41      $       4.01              895,478
8                        $    2,380,400             23,804      $       2.49      $       4.15              956,560
9                        $    2,604,400             26,044      $       2.57      $       4.29            1,012,243
10                       $    2,828,400             28,284      $       2.66      $       4.44            1,062,669
11                       $    3,052,400             30,524      $       2.75      $       4.59            1,108,070
12                       $    3,276,400             32,764      $       2.85      $       4.75            1,148,647
13                       $    3,500,500             35,005      $       2.96      $       4.93            1,184,602
14                       $    3,724,500             37,245      $       3.06      $       5.10            1,216,044
15                       $    3,948,500             39,485      $       3.18      $       5.29            1,243,270
16                       $    4,172,500             41,725      $       3.29      $       5.49            1,266,428
17                       $    4,396,500             43,965      $       3.42      $       5.70            1,285,752
18                       $    4,620,500             46,205      $       3.55      $       5.92            1,301.620
19                       $    4,844,500             48,445      $       3.69      $       6.15            1,313,620
20                       $    5,068,500             50,685      $       3.83      $       6.39            1,322,574
21                       $    5,292,500             52,925      $       3.98      $       6.64            1,328,439
22                       $    5,516,500             55,165      $       4.14      $       6.91            1,331,459
23                       $    5,740,600             57,406      $       4.31      $       7.18            1,331,833
24                       $    5,964,600             59,646      $       4.49      $        7.48           1,329,662
-------------------------------------------------------------------------------------------------------------------
Total                    $    76,619,000            766,190                                              23,277,397

Table 2 - Senior Warrant Exercise Price Schedule
Senior Warrant                    Amount     Exercise Price          Proceeds
----------------------------------------------------------------------------
Warrant A                       710,960        $      2.40      $  1,706,304
Warrant B                       690,253        $      2.47      $  1,706,305
Warrant C                       669,770        $      2.55      $  1,706,306
Warrant D                       649,531        $      2.63      $  1,706,318
Warrant E                       629,556        $      2.71      $  1,706,286
Warrant F                       609,864        $      2.80      $  1,706,277
Warrant G                     2,164,039        $      2.89      $  6,253,423
Warrant H                     2,311,650        $      2.99      $  6,903,049
Warrant I                     2,446,192        $      3.09      $  7,552,618
Warrant J                     2,568,103        $      3.19      $  8,202,264
Warrant K                     2,677,844        $      3.31      $  8,851,881
Warrant L                     2,775,873        $      3.42      $  9,501,536
Warrant M                     2,862,769        $      3.55      $ 10,151,379
Warrant N                     2,938,596        $      3.68      $  10,801,458
-----------------------------------------------------------------------------
Total                         24,705,000                        $  78,455,405

Table 3 - Pro Forma Share Structure

                                                     Pro Forma Common Shares                 Pro Forma Common Shares
                                              at Completion of Reverse Split                at the Full Release Date
                                              ------------------------------       ---------------------------------
Month                                          Common Shares      Percentage       Common Shares          Percentage
-------------------------------------------------------------------------------------------------------------------
Public Float                                       5,000,000          20.00%          5,000,000                8.66%
Management                                (1)     20,000,000          80.00%         29,431,576               51.00%
Copperbottom Investments, Ltd.            (2)           -              0.00%          4,655,479                8.07%
Absentia Holdings, Ltd.                   (2)           -              0.00%          4,655,479                8.07%
Britannia Securities International, Ltd.  (2)           -              0.00%          4,655,479                8.07%
Agri-Technologies International, Ltd.     (2)           -              0.00%          4,655,479                8.07%
On Time Investments, Ltd.                 (2)           -              0.00%          4,655,479                8.07%
-------------------------------------------------------------------------------------------------------------------
Total                                            25,000,000         100.00%          57,708,973             100.00%

(1) The shares of common stock initially held by Management are subject to the conditions noted above, and are subject to downward modification to 30% in the event that the Performance Hurdle is not met. Viridis and Corn 2.0, LLC, which companies are owned by the Company's chairman and chief executive officer, collectively hold 637,500 shares of Company Series D Preferred Stock, which shares are convertible at all times into 51% of the outstanding common stock (when taken with each holder's then-current common stock holdings) until the Full Release Date.

(2) The shares of common stock shown for the Senior Investors are estimated based on the assumed conversion of the Series E Shares at the Fixed Prices shown in Table 1 above, which prices were established based on the assumption that the Company successfully achieves a weighted average Target Price of $5.49 (the "WA Price") between the initial payment of the Senior Purchase Price and the Full Release Date. This WA Price corresponds to a Company market capitalization of about $316,600,000 and about $0.63 per gallon of renewable fuel produced at the 500,000,000 gallon per year Performance Hurdle. The shares of common stock issuable to the Senior Investors upon conversion of the Series E Shares shall be subject to upward modification in the event that the Company fails to achieve the Target Prices set forth in Table 1 above. For example, if the Common Stock trades at 25% less than the Target Prices, then the amount of common stock issuable to the Senior Investors upon conversion of the Series E Shares would increase by 33%, or by about 7,759,132 additional shares of common stock; and, given the operation of the 51% Management Minimum Ownership requirement, the Pro Forma Common Shares at the Full Release Date in Table 3 above would then either (1) increase to 73,543,937 total shares of common stock outstanding if the Performance Hurdle is met, or (2) decrease to 51,480,756 if the Performance Hurdle is not met.

PREFERRED STOCK

Effective July 24, 2009, and in conjunction with the Company's completion of the Senior Investment, Viridis Capital, LLC, the Company's majority shareholder and the Company entered into an Exchange Agreement, pursuant to which Viridis agreed to exchange its shares of the Company's Series D Preferred Stock (the "Series D Shares") in return for the issuance of 10,000,000,000 Company common shares (on a pre-split basis) and 318,750 Series D Shares to Viridis, and the issuance of an additional 10,000,000,000 Company common shares (on a pre-split basis) and 318,750 Series D Shares to Corn 2.0, LLC. Since the Company is currently authorized to issue 5,000,000,000 common shares, only 3,000,000,000 of the common shares due to Viridis under the exchange agreement were issued on August 17, 2009. The common shares issuable to Viridis and Corn 2.0 under the Exchange Agreement correspond to 20,000,000 common shares on a post-split basis after taking into account the Company's planned 1 for 1,000 reverse stock split. Corn
2.0 was formed by the Company's chairman to hold Company stock in reserve for the Company's management.

As disclosed in detail in the section titled "Senior Investment" in Note 10, Subsequent Events, above, the common shares and Series D Shares issued to Viridis and Corn 2.0 are subject to certain ownership restrictions and performance requirements. Neither Viridis nor the Company's management shall sell or otherwise transfer shares of Company common stock in an amount that would cause Viridis and the Company's management to together beneficially own less than 51% of the outstanding Company common stock until the date that the full Senior Investment proceeds have been released to the Company. In addition, all shares of Company stock held by Viridis and the Company's management in excess of 30% of the Company's outstanding common stock shall be surrendered to the Company on a pro rated basis for cancellation in the event that the Company shall have failed to achieve an annualized renewable fuel production rate of 500,000,000 gallons per year prior to one year after the date that the full Senior Investment proceeds have been released to the Company.

ITEM 2            MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The corn ethanol industry contributed over $65 billion to the Gross Domestic Product by offsetting 7% of America's fossil fuel needs in 2008. EcoSystem Corporation ("we," "our," "us," "EcoSystem," or the "Company") intends to prove that corn has much more to add.

EcoSystem's view is that the established first generation U.S. corn ethanol fleet is the only practical pathway in North America to cost-effectively increase the production and use of carbon-neutral biofuels on globally-meaningful scales. To accomplish this in a competitive and environmentally superior way, the installed base of first generation corn ethanol facilities will need to evolve to achieve significantly improved production efficiencies.

EcoSystem's ambition is to make a material contribution to that evolution, and to become a leading low cost and low carbon producer of renewable fuels by leveraging its patented and patent-pending portfolio of Cellulosic Corn(TM) technologies to acquire and upgrade corn ethanol facilities into increased financial and environmental sustainability while facilitating the convergence of cellulosic and corn ethanol.

The essential element of our short-term tactical plan for the remainder of 2009 is to acquire at least one ethanol production facility. We are currently in discussions with several candidate facilities and are hopeful that these discussions will culminate in at least one such acquisition prior to year end.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

There were no revenues for the three months ended June 30, 2009 or for the three months ended June 30, 2008.

Cost of Revenues

There was no cost of revenues for the three months ended June 30, 2009 or for the three months ended June 30, 2008.

Operating Expenses

Operating expenses were $76,143 for the three months ended June 30, 2009 and $506,445 for the three months ended June 30, 2008. Included in the three months ended June 30, 2009 was $6,800 in stock-based compensation as compared to $500,000 for the three months ended June 30, 2008 as well as $11,751 in research and development costs.

Interest Expense and Financing Costs

Interest expenses and financing costs for the three months ended June 30, 2009 were $1,024,077 and $0 for the three months ended June 30, 2008. Included in the three months ended June 30, 2009 was $1,024,077 of interest expense, consisting of $28,608 in accrued interest, $7,574 in accrued interest due to a related party, and $920,895 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the three months ended June 30, 2009. Amortization of note discount was $16,562 and $0, respectively for the three months ended June 30, 2009 and 2008.

Net Loss

Our net loss for the three months ending June 30, 2009 and 2008 were $973,262 and $506,445 respectively.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

There were no revenues for the six months ended June 30, 2009 or for the six months ended June 30, 2008.

Cost of Revenues

There was no cost of revenues for the six months ended June 30, 2009 or for the six months ended June 30, 2008.

Operating Expenses

Operating expenses were $287,156 for the six months ended June 30, 2009 and $532,760 for the six months ended June 30, 2008. Included in the six months ended June 30, 2009 was $88,000 in stock-based compensation as compared to $500,000 for the six months ended June 30, 2008 as well as $88,551 in research and development costs.

Interest Expense and Financing Costs

Interest expenses and financing costs for the six months ended June 30, 2009 were $949,504 and $0 for the six months ended June 30, 2008. Included in the three months ended June 30, 2009 was $1,046,617 of interest expense, consisting of $28,609 in accrued interest, $74,574 in accrued interest due to a related party, and $920,895 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the three months ended June 30, 2009. Amortization of note discount was $70,679 and $0, respectively for the six months ended June 30, 2009 and 2008.

Net Loss

Our net loss for the six months ending June 30, 2009 and 2008 were $1,260,929 and $532,760 respectively.

Liquidity and Capital Resources

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payment on debt, obligations and planned capital expenditures. The Company's capital resources consist primarily of cash generated from the issuance of debt and stock. The Company recently closed on an equity investment of $76 million (see Note 10 to Condensed Financial Statements, Subsequent Events, above), and anticipates that this equity financing will be sufficient to meet the Company's planned development activities for the foreseeable future.

Cash Flows

For the six months ending June 30, 2009, net cash provided by financing was $34,449. The Company had a working capital deficit of $2,412,202 at June 30, 2009, which includes $920,895 in liabilities associated with the conversion features embedded in the convertible debentures issued by the Company, as well as $1,566,843 in convertible debt due to third parties and $741,232 in convertible debt due to related parties.

Off Balance Sheet Arrangements

None.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are not adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

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


ECOSYSTEM CORPORATION


By:              /S/      TREVOR BOURNE
                 ----------------------
                          TREVOR BOURNE
                          Chief Executive Officer
Date:                     August 18, 2009

                 /S/      JACQUELINE FLYNN
                 -------------------------
                          JACQUELINE FLYNN
                          Chief Financial Officer
Date:                     August 18, 2009