Form 10-Q
period 2009-09-30
ECOSYSTEM CORP
filed 2009-11-23
CIK 1127242

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                            -------------------------


                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ___ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer            Accelerated filer        ---
                        ---
Non-accelerated filer              Smaller reporting company  X
                        ---                                  ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes    No X
                                   ---   ---

The number of outstanding shares of common stock as of November 23, 2009 was 4,835,301,800.


                              ECOSYSTEM CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2009


                                TABLE OF CONTENTS



                                                                                                           Page No
Part I            Financial Information

Item 1.           Financial Statements (unaudited)...............................................................3
                  Condensed Balance Sheets - September 30, 2009 (unaudited)
                  and December 31, 2008..........................................................................4
                  Condensed Statements of Operations - for the Three and Nine Month Periods
                  Ended September 30, 2009 (unaudited) and 2008 (unaudited)......................................5
                  Statement of Stockholders' Equity-Year Ended  December 31, 2008
                  and Nine Months Ended September 30, 2009 (unaudited)...........................................6
                  Condensed Statements of Cash Flows - for the Nine Months Ended
                  September 30, 2009 (unaudited) and 2008 (unaudited)............................................7
                  Notes to Condensed Financial Statements........................................................8
Item 2.           Management's Discussion and Analysis .........................................................18
Item 3.           Quantitative and Qualitative Discussion of Market Risk........................................21
Item 4.           Controls and Procedures.......................................................................21

Part II           Other Information

Item 1.           Legal Proceedings.............................................................................22
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...................................22
Item 3.           Defaults upon Senior Securities...............................................................22
Item 4.           Submission of Matters to a Vote of Security Holders...........................................22
Item 5.                 Other Information.......................................................................22
Item 6.           Exhibits......................................................................................22

Signatures                                                                                                      23



                          PART I - FINANCIAL STATEMENTS


ITEM 1            FINANCIAL STATEMENTS (UNAUDITED)



                              ECOSYSTEM CORPORATION
                             CONDENSED BALANCE SHEET
           AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
                                                                             9/30/09        12/31/08
                                                                        ------------    ------------
Current assets:
   Cash .............................................................   $      2,186    $       --
   Prepaid expenses .................................................         15,000            --
   Project development costs ........................................         20,482            --
                                                                        ------------    ------------
      Total current assets ..........................................         37,668            --
                                                                        ------------    ------------
Other assets:
      Notes receivable, noncurrent ..................................        469,923            --
                                                                        ------------    ------------
      Total other assets ............................................        469,923            --
                                                                        ------------    ------------

TOTAL ASSETS ........................................................   $    507,591    $       --
                                                                        ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)

Current liabilities:

   Accounts payable and accrued expenses ............................        204,572         134,183
   Accrued interest .................................................         19,923            --
   Accrued interest - related party .................................         55,373            --
   Convertible debentures ...........................................        716,529            --
   Convertible debentures - related party ...........................        483,277            --
   Due to related party .............................................         13,561           3,612
                                                                        ------------    ------------
      Total current liabilities .....................................      1,493,235         137,795
                                                                        ------------    ------------
TOTAL LIABILITIES ...................................................      1,493,235         137,795
                                                                        ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 5,000,000 authorized
   Series D, $0.001 par value, 949,598 and 0 issued and outstanding              949            --
   Series E convertible, $0.001 par value, 766,190 authorized,
    0 and 0 issued and outstanding (Note 9) .........................           --              --
Common stock, $0.001 par value, 5,000,000,000 authorized;
   4,290,617,436 issued and outstanding as of 9/30/09 and
   500,000,000 issued and outstanding as of 12/31/08 ................      4,290,617         500,000
Preferred units subscribed ..........................................     76,619,000            --
Subscription receivable .............................................    (76,619,000)           --
Additional paid-in capital ..........................................      3,641,574       6,574,119
Accumulated deficit .................................................     (8,918,782)     (7,211,914)
                                                                        ------------    ------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .............................       (985,644)       (137,795)
                                                                        ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ................   $    507,591    $       --
                                                                        ===========     ============



             The notes to the condensed financial statements are an
                       integral part of these statements.




                              ECOSYSTEM CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
                    SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)


                                                                           Three Months Ended                    Nine Months Ended
                                                                   9/30/09            9/30/08            9/30/09           9/30/08
                                                           ----------------------------------    ----------------------------------
Revenues ...............................................   $          --      $          --      $          --      $          --
Cost of revenues .......................................              --                 --                 --                 --
                                                           ---------------    ---------------    ---------------    ----------------
     Gross profit ......................................              --                 --                 --                 --

Operating expenses
     Stock based compensation ..........................            58,500             24,000            146,500            524,000
     Selling expenses ..................................              --                 --                3,138               --
     Research and development ..........................           387,000               --              475,551               --
     General and administrative expenses ...............            68,597              4,476            176,064             37,236
                                                           ---------------    ---------------    ---------------    ----------------
     Total operating expenses ..........................           514,097             28,476            801,253            561,236

Operating loss .........................................          (514,097)           (28,476)          (801,253)          (561,236)

Other income (expense)
     Interest income ...................................            17,806               --               44,581               --
     Interest income - related party ...................            48,422               --               98,422               --
     Gain on extinguishment of debt ....................              --                 --               67,901               --
     Amortization of debt discount .....................            (8,333)              --              (79,012)              --
     Costs related to conversion feature ...............            97,177               --             (451,580)              --
     Costs related to conversion feature - related party            (9,406)              --             (381,543)              --
     Interest expense ..................................           (20,825)              --              (49,434)              --
     Interest expense - related party ..................           (56,682)              --             (153,795)              --
                                                           ---------------    ---------------    ---------------    ----------------
         Total other income (expense) ..................            68,159               --             (904,460)              --

Loss before provision for income taxes .................          (445,938)           (28,476)        (1,705,713)          (561,236)

     Provision for income taxes ........................              --               (3,681)            (1,155)            (3,681)

Net loss ...............................................   $      (445,938)   $       (32,157)   $    (1,706,868)   $      (564,917)
                                                            ---------------    ---------------    ---------------    ---------------
Weighted average shares of common stock
Outstanding, basic and diluted .........................     2,082,962,034         18,543,208        977,680,818         18,543,208

Net loss per share, basic and diluted ..................   $          --      $          --      $          --      $         (0.03)
                                                            ==============     ===============    ===============    ===============

             The notes to the condensed financial statements are an
                       integral part of these statements.



                              ECOSYSTEM CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 2008
              AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)
                                                                                                             Preferred         Stock
                                                    Series D Preferred Stock            Common Stock             Units  Subscription
                                                          Shares      Amount         Shares       Amount    Subscribed    Receivable
                                                    ------------------------  --------------------------    ------------------------
Balance, December 31, 2007                               921,313  $      921      8,354,328    $   8,354            --    $       --

Cancellation of old debt                                      --          --       (11,407)         (11)            --            --
Shares issued for services                                    --          --     91,211,326       91,211            --            --
Conversion of Series D Preferred                       (921,313)       (921)    400,000,000      400,000            --            --
Forgiveness of related party debt, net                        --          --             --           --            --            --
Issuance of fractional shares from reverse split              --          --        445,753          446            --            --
Extinguishment of debt/beneficial conversion feature          --          --             --           --            --            --
Net (loss)                                                    --          --             --           --            --            --
                                                      ------------------------------------------------------------------------------
Balance, December 31, 2008                                    --  $       --    500,000,000     $ 500,000           --    $       --
                                                      ==============================================================================
Shares issued for services                                    --          --    341,500,000       341,500           --            --
Cancellation of series D Preferred conversions           921,313         921  (400,000,000)     (400,000)           --            --
Shares issued for accounts payable                            --          --      9,000,000         9,000           --            --
Beneficial conversion feature of convertible debt             --          --             --            --           --            --
Conversion of debt                                        61,250          61    345,566,476       345,566           --            --
Extinguishment of debt/beneficial conversion feature          --          --             --            --           --            --
Conversion of Series D Preferred                        (32,966)         (33) 3,494,550,960     3,494,511           --            --
Preferred units subscribed                                    --          --             --            --   76,619,000  (76,619,000)
Net loss                                                      --          --             --            --          --             --
                                                      ------------------------------------------------------------------------------
Balance, September 30, 2009 (Unaudited)                  949,598  $      949  4,290,617,436    $4,290,617   76,619,000 $(76,619,000)
                                                      ==============================================================================


                                                                 Additional       Accumulated    Stockholders'
                                                            Paid-In-Capital           Deficit           Equity
                                                            --------------------------------------------------

Balance, December 31, 2007                                    $   6,852,007    $  (6,424,596)    $     436,686
                                                              ------------------------------------------------
Cancellation of debt                                                     11                --               --
Shares issued for services                                          615,817                --          707,028
Conversion of series D Preferred                                  (399,079)                --               --
Forgiveness of related party debt, net                            (927,123)                --        (927,123)
Issuance of fractional shares from                                    (446)                --               --
reverse split
Extinguishment of debt/beneficial conversion feature                432,932                --          432,932
Net (loss)                                                               --         (787,318)        (787,318)
                                                              ------------------------------------------------
Balance, December 31, 2008                                    $   6,574,119    $  (7,211,914)   $    (137,795)
                                                              ================================================
Shares issued for services                                          280,400                --          621,900
Cancellation of series D Preferred conversion                       399,079                --               --
Shares issued for accounts payable                                   19,300                --           28,300
Beneficial conversion feature of convertible debt                   378,886                --          378,886
Conversion of debt                                                   49,964                --          395,591
Extinguishment of debt/beneficial conversion feature              (565,658)                --        (565,658)
Conversion of Series D Preferred                                (3,494,518)                --               --
Preferred units subscribed                                               --                --               --
Net loss                                                                 --       (1,706,868)      (1,706,868)
                                                              ------------------------------------------------
Balance, September 30, 2009 (Unaudited)                       $   3,641,574    $  (8,918,782)   $    (985,644)
                                                              ================================================



             The notes to the condensed financial statements are an
                       integral part of these statements.



                              ECOSYSTEM CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) AND 2008 (UNAUDITED)


                                                                                  Nine Months Ended  Nine Months Ended
                                                                                            9/30/09           9/30/08
                                                                                  ------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES

   Net cash used in operating activities ..........................................       $ (67,865)       $(108,309)
                                                                                        ------------       ----------
      Net cash used by operating activities .......................................         (67,865)        (108,309)
                                                                                        ------------       ----------
CASH FLOW FROM INVESTING ACTIVITIES

   Note receivable repayment ......................................................          50,000             --
                                                                                        ------------       ----------
      Net cash used in investing activities .......................................          50,000             --

CASH FLOWS FROM FINANCING ACTIVITIES

   Forgiveness of related party debt ..............................................            --           (510,694)
   Proceeds from issuance of convertible notes ....................................          29,750             --
   Repayment on convertible notes .................................................         (19,648)            --
   Issuance of common stock .......................................................            --              8,435
   Loan proceeds from related parties .............................................           9,949          610,568
                                                                                        ------------       ----------
      Net cash provided by financing activities ...................................          20,051          108,309
                                                                                        ------------       ----------
   Net increase (decrease) in cash ................................................       $   2,186        $    --

   Cash at beginning of period ....................................................            --                 91
                                                                                        ------------       ----------
   Cash at end of period ..........................................................       $   2,186        $      91
                                                                                        ------------       ----------
Supplemental Schedule of Non-Cash Investing and Financing Activities:

     Stock issued for conversion of preferred stock, debt and accounts payable ....       $ 670,023        $    --
     Notes receivable exchanged for convertible debentures ........................       $ 500,000        $    --
     Exchange of common shares for Series D preferred stock .......................       $ 400,000        $    --
     Effect on additional paid-in capital from extinguishment of related party debt       $ 497,755        $    --



             The notes to the condensed financial statements are an
                       integral part of these statements.


NOTE 1     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

The Company's operating activities during the nine months ended September 30, 2009 included (a) testing with several of the Company's Cellulosic Corn(TM) technologies, (b) performing due diligence on a number of distressed renewable fuel production assets, (c) negotiating to acquire qualified renewable fuel production assets, (d) negotiating to finance, build, own and operate qualified existing and new renewable fuel production assets, and (e) the completion of the equity financing the Company estimates will be required to acquire and operate the Company's planned renewable fuel production facility(ies). In addition, the Company received a favorable response for grant funding sought for the Company's feedstock conditioning technologies for during 2009, however, the Company elected not to proceed given the requirements of the relevant grant program. This particular technology was demonstrated during the nine months ended September 30, 2009 to result in more than 6% more biofuel yield by pre-conditioning corn prior to fermentation to increase the concentration of sugar available for fermentation into alcohol as well as oil available for extraction. The Company plans to use the proceeds of its recently completed preferred equity financing to build a commercial scale prototype of this technology at a qualified ethanol production facility.

NOTE 2     GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss in continuing operations of $1,706,868 during the nine months ended September 30, 2009, and had an accumulated deficit and negative cash flow from continuing operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share. Potential future dilutive securities include common shares issuable under the Company's outstanding options, convertible debentures and preferred stock as of September 30, 2009 as described more fully in these Notes to the Company's Condensed Financial Statements.

STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Financial Accounting Standards Codification ("ASC") 718, "Compensation-Stock Compensation". Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.


The Company accounts for stock issued for services to non-employees by reference to the fair market value of the Company's stock on the date of issuance as it is the more readily determinable value.

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. During the nine months ended
September 30, 2009, the Company recorded amortization of the note discount in the amount of $79,012.

FINANCIAL INSTRUMENTS

The Company accounted for the convertible debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares.

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

Effective July 24, 2009, and in conjunction with the Company's completion of the Senior Investment, Viridis Capital, LLC, the Company's majority shareholder and the Company entered into an Exchange Agreement, pursuant to which Viridis agreed to exchange 921,0000 Series D Shares in return for the issuance of 10,000,000,000 Company common shares (on a pre-split basis) and 318,750 Series D Shares to Viridis, and the issuance of an additional 10,000,000,000 Company common shares (on a pre-split basis) and 318,750 Series D Shares to Corn 2.0, LLC. In addition, Viridis will retain 233,430 Series D Shares. Since the Company is currently authorized to issue 5,000,000,000 common shares, only 3,000,000,000 of the common shares due to Viridis under the exchange agreement were issued on August 17, 2009 for surrender of the equivalent value of 19,360 Series D Shares.

The common shares issuable to Viridis and Corn 2.0 under the Exchange Agreement correspond to the conversion of 129,070 Series D Shares into 20,000,000 common shares on a post-split basis after taking into account the Company's planned 1 for 1,000 reverse stock split. Corn 2.0 was formed by the Company's chairman to hold Company stock in reserve for the Company's management. The total Series D Shares beneficially owned by Viridis were 870,930 as of September 30, 2009.

As disclosed in detail in the section titled "Senior Investment" in Note 4, Stockholders' Equity, below, the common shares and Series D Shares issued to Viridis and Corn 2.0 are subject to certain ownership restrictions and performance requirements. Neither Viridis nor the Company's management shall sell or otherwise transfer shares of Company common stock in an amount that would cause Viridis and the Company's management to together beneficially own less than 51% of the outstanding Company common stock until the date that the full Senior Investment proceeds have been released to the Company. In addition, all shares of Company stock held by Viridis and the Company's management in excess of 30% of the Company's outstanding common stock shall be surrendered to the Company on a pro rated basis for cancellation in the event that the Company shall have failed to achieve an annualized renewable fuel production rate of 500,000,000 gallons per year prior to one year after the date that the full Senior Investment proceeds have been released to the Company.

During the nine months ended September 30, 2009, the Company issued 454,550,960 common shares to Minority Interest Fund (II), LLC upon the conversion of 13,580 shares of Series D Shares, and 90,000,000 common shares to Sunny Isle Ventures, LLC upon the conversion of 26 shares of Series D Shares plus conversion of debt totaling $51,115.

COMMON STOCK

In addition to the common shares issued in conversion of debt noted above, the Company issued 295,564,476 shares of common stock upon the conversion of an aggregate of $293,774 in debt during the nine months ended September 30, 2009 consisting of: 53,620,356 common shares issued to RAKJ Holdings, Inc., upon the conversion of $50,532 in debt; 131,000,000 common shares issued to JMJ Financial Corporation upon the conversion of $131,000 in debt; and, 110,944,120 common shares issued to Mammoth Corporation upon the conversion of $112,242 in debt. The Company also issued 9,000,000 shares at $0.0043 for a total of $28,300 to payoff various accounts payable during the nine months ended September 30, 2009.

During the three months ended September 30, 2009, the Company issued 207,500,000 common shares to various consultants in connection with the Company's ongoing technology development efforts. These shares were issued at $0.0018 for a total of $373,500 in research and development expenses during the quarter ended September 30, 2009. The Company also issued 40,000,000 shares for a total of $72,000 in stock-based compensation

During the three months ended June 30, 2009, the Company issued 10,000,000 common shares to various consultants in connection with the Company's ongoing technology development efforts. These shares were issued at $0.0018 for a total of $18,000 in research and development expenses during the quarter ended June 30, 2009. The Company also issued 10,000,000 shares for a total of $18,000 in stock-based compensation during the quarter ended June 30, 2009.

During the quarter ended March 31, 2009, the Company issued 60,000,000 common shares to various consultants in connection with the Company's ongoing technology development efforts. These shares were issued at $0.0016 for a total of $96,000 in research and development expenses. Of these shares, 4,000,000 shares were cancelled in the quarter ending June 30, 2009 for a total of $6,400. The Company issued 25,000,000 shares for a total of $62,000 in stock-based compensation during the quarter ended March 31, 2009. Of these shares, 7,000,000 shares were cancelled in the quarter ending June 30, 2009 for a total of $11,200.

PREFERRED EQUITY INVESTMENT

On July 24, 2009, EcoSystem entered into a Unit Subscription Agreement (the "Senior USA") with Copperbottom Investments, Ltd. ("Lead Senior Investor"), Absentia Holdings, Ltd., On Time Investments, Ltd., Agri-Technologies, Ltd., and Britannia Securities International, Ltd. (collectively, the "Senior Investors"), pursuant to which the Senior Investors agreed to purchase 766,190 shares of the Company's newly designated Series E Preferred Stock (the "Series E Shares"), and 24,705,000 warrants to purchase additional Company common shares (the "Senior Warrants") (the Series E Shares and the Senior Warrants shall be collectively referred to herein as the "Senior Units") for $76,619,000 (the "Senior Purchase Price"), subject to certain conditions discussed below (the "Senior Investment").

The Senior Investment was supplemented on October 30, 2009, by $13,178,000 in additional investment proceeds arising from the sale by EcoSystem of additional Series E Shares and warrants to the Junior Investors (see "Junior Investment" in
Note 9, Subsequent Events, below). As used herein, the term "USA" shall refer collectively to the Senior USA and the Junior USA; the term "AMA" shall refer collectively to the Senior AMA and the Junior AMA; the term "Purchase Price" shall refer collectively to the Senior Purchase Price and the Junior Purchase Price; and, the term "$89MM Investment" shall refer collectively to the Senior Investment and the Junior Investment.

Use of Proceeds

Under the terms of the USA, the Company is permitted to use the proceeds from the $89MM Investment to facilitate (1) the acquisition by the Company of renewable fuel production facilities, (2) the acquisition and/or construction by the Company of existing corn oil extraction facilities and/or other strategically compatible cash flow producing assets, and (3) the development and integration of the Company's Cellulosic Corn(TM) technologies into the Company's acquired corn ethanol plants.

Release Schedule

The USA provides that the Purchase Price shall be deposited into a restricted account opened in the name of the Company (the "Restricted Account") at Elco Securities, Ltd. (the "Escrow Agent"), a licensed broker dealer. The conditions of the release of the Purchase Price to the Company from the Restricted Account are set forth in an Account Management Agreement dated July 24, 2009 (the


"Senior AMA") by and between the Escrow Agent, the Senior Investors, the Company, and Viridis Capital, LLC ("Viridis"), the Company's majority shareholder, and an Account Management Agreement dated October 30, 2009 (the "Junior AMA") by and between the Escrow Agent, the Junior Investors, the Company, and Viridis, (the Senior USA, the Junior USA, the Senior AMA and the Junior AMA shall be collectively referred to herein as the "Agreements").

The Agreements provide that the Purchase Price shall be released to the Company after either (1) the Company shall have filed and made effective a registration statement pertaining to that portion of the Company common shares issuable upon the conversion of the Series E Shares, or (2) such Company common shares shall have become eligible for public resale pursuant to applicable SEC rules. Thereafter, the Purchase Price shall be released from the Restricted Account to the Company in monthly installments at a rate equal to the lesser of (1) the scheduled monthly rate stated in Table 1 below, or (2) an amount equal to 20% of the average 30 day closing bid price for the Company's common stock (the "Market Price"), multiplied by the total number of shares of Company common stock traded during the 30 calendar days prior to each monthly release (the "Trailing Volume").

The AMA also provides that Series E Shares shall be deposited at the Closing in restricted accounts at the Escrow Agent in the name of each Senior Investor and Junior Investor (collectively, the "Series E Investors"). The Series E Shares shall be converted into Company common shares and released to each Series E
Investor, on a pro rated basis, at a rate equal to the rate at which the Purchase Price proceeds are released from the Restricted Account to the Company divided by the Fixed Price per common share stated in Table 1 below; provided, however, that if the Market Price is less than the Target Price per common share stated in Table 1 below at the time of conversion, then the amount of common shares issuable upon conversion of the Series E Shares shall be equal to the amount of Purchase Price proceeds released from the Restricted Account to the Company divided by 60% of the Market Price.

Warrants

The Senior Warrants and Junior Warrants (collectively, the "Warrants") shall be exercisable for a period of three years from the Closing in the amounts and at the exercise prices set forth in Table 2 below. The Company is required to use its best efforts to file a registration of the common shares underlying the Warrants.

Transaction Costs

The Company is required to pay to Catwalk Capital, LLC fees equal to 10% of the gross Purchase Price and Warrant exercise proceeds (collectively, the "Gross Proceeds") received from the Series E Investors, plus an additional 1.6% of the Gross Proceeds to the Lead Senior Investor and the Lead Junior Investor (collectively, the "Fees"). All Fees shall be payable on a pro rated basis at the time that the Purchase Price or Warrant exercise proceeds are released to the Company. This corresponds to a total of $10,416,452 in Fees upon full payment of the Purchase Price, and $10,418,042 in additional Fees upon full exercise of the Warrants. After accounting for the Fees, the net Purchase Price proceeds to be released to the Company are $79,392,667 (less account management fees paid to the Escrow Agent of $9,000 per year), and the net proceeds to be paid to the Company upon exercise of the Warrants are $69,354,578.

During the three months ended September 30, 2009, 100,000,000 shares of the Company's common stock were issued into escrow in connection with the Company's closing of the $89MM Investment (the "Breakup Shares"). The Breakup Shares are being held by an escrow agent for the further benefit of Catwalk until such time as all the conditions for funding under the $89MM Investment are satisfied.

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

Restrictions Applicable to Management

Minimum Ownership and Lock-Up

The Agreements provide that Viridis and the Company's management (collectively, "Management") shall beneficially own in the aggregate no less than 51% of the outstanding Company common stock (the "Minimum Ownership") until such time as the Purchase Price has been fully released to the Company (the "Full Release Date"). Neither Viridis nor the Company's management shall sell or otherwise transfer shares of Company common stock in an amount that would cause Management to beneficially own less than 51% of the outstanding Company common stock until the Full Release Date.

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

Pro Forma Share Structure

The Agreements require the Company to file and make effective an amendment to its certificate of incorporation to give effect to a 1-for-1,000 reverse stock split prior to the initial release of the Purchase Price proceeds. The Company completed the necessary filings for the reverse stock split during the quarter ended September 30, 2009, and the Company expects that the reverse stock split will become effective during the fourth quarter 2009 or the first quarter of 2010. Immediately thereafter, the Company shall have about 25,000,000 shares of common stock outstanding on a post-split basis prior to conversion of the Series E Shares and/or exercise of the Warrants.

The following Table 3 is to provide the Company's pro forma share structure on the assumptions (1) that the 1-for-1,000 reverse stock split has been implemented, (2) that no Warrants have been exercised, (3) that all shares of common stock issued upon conversion of the Series E Shares are issued at the Fixed Price (meaning that the Company's Target Prices have been achieved as stated in Table 1), and (4) that Management's ownership remains at 51% at the Full Release Date (meaning that the Performance Hurdle has been achieved):

Table 1 - Release Schedule

                    Scheduled Release of
Month                     Purchase Price    Series E Shares       Fixed Price      Target Price
-----------------------------------------------------------------------------------------------
1                        $      588,400              5,884      $       2.00      $        3.33
2                        $      588,400              5,884      $       2.06      $        3.43
3                        $      588,400              5,884      $       2.12      $        3.54
4                        $      689,601              6,114      $       2.19      $        3.65
5                        $      689,601              6,114      $       2.26      $        3.76
6                        $      689,601              6,114      $       2.33      $        3.89
7                        $    2,257,601             21,794      $       2.41      $        4.01
8                        $    2,481,601             24,034      $       2.49      $        4.15
9                        $    2,705,601             26,274      $       2.57      $        4.29
10                       $    3,199,288             29,128      $       2.66      $        4.44
11                       $    3,461,814             31,455      $       2.75      $        4.59
12                       $    3,724,341             33,783      $       2.85      $        4.75
13                       $    3,986,968             36,112      $       2.96      $        4.93
14                       $    4,249,494             38,439      $       3.06      $        5.10
15                       $    4,512,021             40,767      $       3.18      $        5.29
16                       $    4,774,565             43,095      $       3.29      $        5.49
17                       $    5,037,091             45,422      $       3.42      $        5.70
18                       $    5,299,618             47,750      $       3.55      $        5.92



19                       $    5,562,145             50,078      $       3.69      $        6.15
20                       $    5,824,671             52,405      $       3.83      $        6.39
21                       $    6,087,198             54,733      $       3.98      $        6.64
22                       $    6,349,724             57,060      $       4.14      $        6.91
23                       $    6,612,351             59,389      $       4.31      $        7.18
24                       $    6,874,878             61,717      $       4.49      $        7.48
25                       $      948,804              2,158      $       4.49      $        7.48
26                       $      987,348              2,257      $       4.49      $        7.48
27                       $    1,025,875              2,346      $       4.49      $        7.48
                         ----------------------------------------------------------------------
Total                    $   89,797,000           796,190


Table 2 - Warrant Exercise Price Schedule

Senior Warrant                    Amount     Exercise Price          Proceeds
-----------------------------------------------------------------------------
Warrant A                       813,863        $      2.40      $  1,953,271
Warrant B                       790,159        $      2.47      $  1,953,273
Warrant C                       766,711        $      2.55      $  1,953,273
Warrant D                       743,543        $      2.63      $  1,953,287
Warrant E                       720,677        $      2.71      $  1,953,250
Warrant F                       698,135        $      2.80      $  1,953,241
Warrant G                     2,477,258        $      2.89      $  7,158,532
Warrant H                     2,646,234        $      2.99      $  7,902,183
Warrant I                     2,800,249        $      3.09      $  8,645,769
Warrant J                     2,939,805        $      3.19      $  9,389,444
Warrant K                     3,065,430        $      3.31      $ 10,133,085
Warrant L                     3,177,647        $      3.42      $ 10,876,770
Warrant M                     3,277,121        $      3.55      $ 11,620,670
Warrant N                     3,363,922        $      3.68     $  12,364,661
----------------------------------------------------------------------------
Total                        28,280,754                        $  89,810,710

Table 3 - Pro Forma Share Structure
                                                         Pro Forma Common Shares                 Pro Forma Common Shares
                                                  at Completion of Reverse Split                at the Full Release Date
                                               ---------------------------------      ----------------------------------
Month                                              Common Shares      Percentage       Common Shares          Percentage
------------------------------------------------------------------------------------------------------------------------
Public Float                                          5,000,000           20.00%          5,000,000                6.67%
Management                                (1)        20,000,000           80.00%         33,957,207               51.00%
Copperbottom Investments, Ltd.            (2)               -              0.00%          4,655,479                6.99%
Absentia Holdings, Ltd.                   (2)               -              0.00%          4,655,479               6. 99%
Britannia Securities International, Ltd.  (2)               -              0.00%          4,655,479               6. 99%
Agri-Technologies International, Ltd.     (2)               -              0.00%          4,655,479               6. 99%
On Time Investments, Ltd.                 (2)               -              0.00%          4,655,479               6. 99%
RND Company, Ltd.                         (2)               -              0.00%          1,449,385                2.18%
Sequence Investments, Ltd.                (2)               -              0.00%          1,449,385                2.18%
Rooftop Holdings, Ltd.                    (2)               -              0.00%          1,449,385                2.18%
------------------------------------------------------------------------------------------------------------------------
Total                                                25,000,000          100.00%         66,582,759              100.00%

(1) The shares of Common Stock initially held by Management are subject to the conditions noted above, and are subject to upward modification to maintain the 51% Minimum Ownership requirement, and downward modification to 30% in the event that the Performance Hurdle is not met. Viridis and Corn 2.0, LLC collectively hold 637,500 shares of Company Series D Preferred Stock, which shares are convertible at all times into 51% of the outstanding Common Stock (when taken with each holder's then-current Common Stock holdings) until the Full Release Date. An additional 302,103 shares of Series D Preferred Stock are beneficially owned by Viridis and are subject to the Restrictions Applicable to Management noted above.

(2) The shares of common stock shown for the Junior Investors are estimated based on the assumed conversion of the Series E Shares at the Fixed Prices shown in Table 1 above, which prices were established based on the assumption that the Company successfully achieves a weighted average Target Price of $5.49 (the "WA Price") between the initial payment of the Junior Purchase Price and the Full Release Date. This WA Price corresponds to a Company market capitalization of about $365,539,000 at the Performance Hurdle. The shares of Common Stock issuable to the Junior Investors (and the five Senior Investors) upon Conversion of the Series E Shares shall be subject to upward modification in the event that the Company fails to achieve the Target Prices set forth in Table 1 above. Any such increase would be offset by downward modification given the operation of the 51% Management Minimum Ownership requirement if the Performance Hurdle is not met.

The relevant Agreement required the Senior Purchase Price to be deposited into a restricted account opened in the name of the Company (the "Restricted Account") at Elco Securities, Ltd. (the "Escrow Agent"), a licensed broker dealer. The conditions for release of the Senior Purchase Price to the Company and Series E Shares to the Senior Investors from escrow, which are set forth more fully in the section titled "Preferred Equity Investment" in Note 4, Shareholders' Equity, above, are satisfied by the passage of time. That is, Senior Purchase Price proceeds shall be released to the Company under the Agreements commencing on or about 210 days after the execution of the Agreements. If in any given month thereafter, the Company fails to achieve the prices set forth in Table 1 in Note 4, Shareholders' Equity, above, then less Senior Purchase Price proceeds and less Series E Shares would be released from the Escrow Agent in that month, but in no event would no Senior Purchase Price proceeds or Series E Shares be released from the Escrow Agent unless the Company's common stock ceases to trade on any securities exchange. While the Company has received confirmation from the Escrow Agent that the Senior Purchase Price proceeds are in the Restricted Account for the benefit of the Company, and certain conditions required to account for the Senior Purchase Price as restricted cash under ASC 210-10-S99, SEC Materials, caption 1 have likely been satisfied, the Company has determined that the more appropriate treatment is to book the dollar amount of the shares subscribed under the Senior Investment in Stockholders' Equity with the corresponding deduction for the subscriptions receivable pursuant to ASC 210-10-S99, SEC Materials, caption 29 until such time as the cash proceeds from the Senior Investment have been released to the Company from the Escrow Agent. Likewise, the Company will account for and charge against the related paid-in capital the transaction costs incurred in relation to the Senior Investment at the time of each release of cash proceeds to the Company from the Escrow Agent. The Senior Investment accordingly appears on the Company's balance sheet as a Subscription Receivable of $(76,619,000) and it is offset by Preferred Stock Subscribed of $76,619,000.

NOTE 5            RELATED PARTY TRANSACTIONS

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

During the nine months ended September 30, 2009, the Company paid $50,000 to GreenShift for management services and incurred $13,561 in accounts payable due to GreenShift for certain expenses paid on behalf of the Company.

Minority Interest Fund (II), LLC ("MIF") is party to certain convertible debentures issued by the Company (see Note 6, Convertible Debentures, below). The managing member of MIF is a relative of the Company's chairman.

NOTE 6            CONVERTIBLE DEBENTURES

As of April 1, 2009, the Company had convertible debentures payable to Minority Interest Fund (II), LLC ("MIF") in an aggregate amount of $1,588,195 (the "MIF Debentures"). The MIF Debentures include an additional debenture issued on April 1, 2009 in the amount of $1,000,000 in return for a promissory note issued by MIF to the Company in the amount of $1,000,000 (the "MIF Note"). The MIF Note bears interest at the rate of 20% per year and matures on December 31, 2010.

MIF was initially entitled to convert the accrued interest and principal of $588,195 of the MIF Debentures into common stock of the Company at a conversion price of $0.0001 per share, and the remaining $1,000,000 of the MIF Debentures at a rate equal to 60% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. Effective April 1, 2009, the Company converted $50,701 of the MIF Debentures into 61,250 Series D Shares in connection with the Company's increase of the conversion price for $588,195 of the balance due under the MIF Debentures from $0.0001 to $0.001 per share

The Company analyzed this debt modification under the provisions of ASC 470-50, Modifications and Extinguishments, as further interpreted by ASC 470-50-40 (Derecognition), to determine if this modification constituted a debt extinguishment. Since there was no change to cash flows outside of the change in the conversion feature and related consideration, the Company then analyzed the change in the value of the conversion feature for significance. Based on the analysis, the change in fair value of the previously recognized beneficial conversion feature was greater than 10% of the carrying value of the debt;

therefore the modification was treated as a debt extinguishment. The MIF Note has been recorded net of the MIF Debenture as of September 30, 2009 given the presumed right of offset accorded to related parties. The interest receivable due under the MIF Note has also been presented net of the interest payable due under the MIF Debenture. The balance of the MIF Note was reduced by $59,539 during the nine months ended September 30, 2009 from cash payments MIF paid to or on behalf of the Company.

The MIF Debentures included $116,724 in accounts payable due to various third parties that was assumed by MIF on April 1, 2009, but this transaction was cancelled during the quarter ended September 30, 2009. The Company remains exclusively liable for these vendor obligations. In addition, the following principal amounts due under the MIF Debentures were assigned to unaffiliated third parties during the nine months ended September 30, 2009: $50,000 to RAKJ Holdings, Inc.; $125,000 to JMJ Financial Corporation $50,000 to Sunny Isle Ventures; and $100,000 to Mammoth Corporation (see below).

The Company determined the value of the MIF Debentures at April 1, 2009 to be $1,795,664, which represented the face value of the debentures plus the present value of the conversion feature. For the nine months ended September 30, 2009, an expense of $18,811 has been recorded as interest expense for the accretion of the present value of the conversion liability. When taken with the assignments of principal by MIF during the nine months ended September 30, 2009, the accretion noted above brought the carrying value of the MIF Debenture to $1,423,738 at September 30, 2009. The conversion liability shall increase from its present value of $381,543 at September 30, 2009 to its estimated settlement amount of $428,571 at December 31, 2010. For the nine months ended September 30, 2009, interest income of $98,422 and interest expense of $153,794 for the MIF Note and MIF Debentures, respectively, were incurred. The managing member of MIF is a relative of the Company's chairman.

On April 1, 2009, the Company issued Blackfield, LLC ("Blackfield") a convertible debenture in the amount of $500,000 (the "Blackfield Debenture") in return for a promissory note issued by Blackfield to the Company in the amount of $500,000 (the "Blackfield Note"). During the quarter ended September 30, 2009, the Blackfield Debenture and promissory note were cancelled and all related interest accruals from the prior quarter were reversed effective July 1, 2009.

The Company issued 131,000,000 shares of common stock to JMJ upon the conversion of $131,000 in debt acquired from MIF during the nine months ended September 30, 2009. In addition, on June 9, 2009, JMJ Financial Corporation ("JMJ") issued the Company a 14.4% secured promissory note in the amount of $500,000 (the "JMJ Note") in return for $600,000 in 12% convertible debt (the "JMJ Debenture") issued by the Company. The principal balance due under the JMJ Note was $450,000 as of September 30, 2009 and accrued interest receivable under the JMJ Note was $19,923. The principal and accrued interest for the JMJ Note and JMJ Debenture have been presented as of September 30, 2009, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. The Company determined the value of the $600,000 JMJ Debenture at April 1, 2009 to be $793,195 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its carrying value of $793,193 at April 1, 2009 to its estimated settlement amount of $857,143 at December 31, 2010. As of September 30, 2009, an expense of $934 has been recorded as interest expense for the accretion of the discount on the convertible note payable. The carrying value of the $600,000 JMJ Debenture was $801,129 at September 30, 2009. The Company determined the value of the accrued interest due under the $600,000 JMJ Debenture at June 30, 2009 to be $2,348 which represented the accrued interest of $1,775 plus the present value of the conversion feature for this element of the debt. The accrued interest conversion feature shall increase from its carrying value of $573 at June 30, 2009 to its settlement amount of $761 at July 9, 2012. The accrued interest conversion feature was increased during the three months ended September 30, 2009 by $6,427 to increase the settlement amount to $7,188 at July 9, 2012. The Company recognized a $100,000 debt discount in relation to the difference between the $600,000 JMJ Debenture and the $500,000 JMJ Note. This discount is being amortized over the term of the debenture. The Company recognized amortization of debt discount of $11,111 for the nine months ended September 30, 2009 at a rate of $2,778 per month. The principal balance of the JMJ Debentures when taken with the convertible debt acquired from MIF and the conversions was $801,129 as of September 30, 2009, interest expenses of $22,480 were accrued and incurred during the nine months ended September 30, 2009 The Company determined the value of the portion of the debenture acquired by JMJ from MIF at April 1, 2009 to be $139,700 which represented the face value of the debenture plus the present value of the conversion feature. As of August 5, 2009 the carrying value of this debenture was increased by $50,000 due to a subsequent assignment discussed above, resulting in an additional conversion liability at a present value of $43,133. The carrying value of this debenture was reduced by $113,009, the present value of the beneficial conversion feature for the conversions totaling $131,000 that occurred during the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, an expense of $5,176 was recorded as interest expense for the accretion of the present value of the conversion liability. Due to the full conversion of this portion of the amount due to JMJ during the nine months ended September 30, 2009, the carrying value of this debenture was $0 at September 30, 2009. The Company accounted for the JMJ Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company's common shares.

The Company issued 53,580,366 shares of common stock to RAKJ Holdings, Inc. ("RAKJ"), upon the conversion of $50,000 in debt and $532 in interest (the "RAKJ


Debenture") during the nine months ended September 30, 2009. The RAKJ Debenture was convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. For the nine months ended September 30, 2009, interest expense of $532 was incurred. The balance due under the RAKJ Note at September 30, 2009 was $0.

On July 7, 2009, MIF assigned $50,000 of the MIF Debentures to Sunny Isle Ventures ("SIV). The Company issued 47,500,000 shares of common stock to SIV, upon the conversion of $50,000 in debt as well as $1,115 in accrued interest during the quarter ended September 30, 2009 paying the debenture in full. The SIV Debenture was convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. For the nine months ended September 30, 2009, interest expense of $1,115 was paid. The balance due under the SIV Note at September 30, 2009 was $0.

During the three months ended  September 30, 2009, MIF assigned  $100,000 of the
MIF Debentures to Mammoth Corporation ("Mammoth"). The Company issued 110,944,120 shares of common stock to Mammoth upon the conversion of $100,000 in debt plus accrued interest of $649 during the quarter ended September 30, 2009, which amounts paid off the debenture in full. The Mammoth Debenture was convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. For the nine months ended September 30, 2009, interest expense of $649 was paid. The balance due under the Mammoth Debenture at September 30, 2009 was $0.

NOTE 7            STOCK BASED COMPENSATION

During the three months ended September 30, 2009, the Company issued 50,000,000 shares for a total of $90,000 in stock based compensation. The Company also issued 10,000,000 shares for a total of $18,000 in stock based compensation during the quarter ended June 30, 2009, and 41,000,000 shares for a total of $88,000 in stock based compensation during the quarter ended March 31, 2009 (7,000,000 of which shares were cancelled in the quarter ending June 30, 2009 for a total of $11,200).

NOTE 8            SUBSEQUENT EVENTS

COMMON STOCK ISSUANCES

Between October 1, 2009 and November 23, 2009, the Company issued a total of 2,414,643,653 common shares upon the conversion of $3,370,875 in debt.

SERIES E PREFERRED

766,190 Series E preferred shares were authorized as of September 30, 2009. The Company increased the authorized Series E shares during the fourth quarter 2009.

REVERSE SPLIT

The Company completed the necessary filings for its planned 1-for-1,000 reverse stock split during the quarter ended September 30, 2009, and the Company expects that the reverse stock split will become effective during the fourth quarter 2009 or the first quarter of 2010.

JUNIOR INVESTMENT

Effective October 30, 2009, EcoSystem Corporation (the "Company") entered into a Unit Subscription Agreement (the "Junior USA") with RND Company, Ltd. ("Lead Junior Investor"), Rooftop Holdings, Ltd., and Sequence Investments, Ltd. (collectively, the "Junior Investors"), pursuant to which the Junior Investors agreed to purchase 30,000 shares of the Company's Series E Preferred Stock (the "Series E Shares"), and 3,575,754 warrants to purchase additional Company common shares (the "Junior Warrants") (the Series E Shares and the Junior Warrants shall be collectively referred to herein as the "Junior Units") for $13,178,000 (the "Junior Purchase Price"), subject to certain conditions discussed below. Additional disclosure pertaining to the Junior Investment is provided above in the section titled "Preferred Equity Financing" in Note 4, Shareholder's Equity.

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

Our  operating  activities  during the nine  months  ended  September  30,  2009 included

(1)  acquiring the rights to our portfolio of Cellulosic Corn(TM) technologies;

(2) research and development with our technologies including commencement of pilot and bench testing activities;

(3)  performing  due  diligence  on  a  number  of  distressed   renewable  fuel
     production assets;

(4)  negotiating to acquire qualified renewable fuel production assets;

(5) negotiating to finance, build, own and operate qualified existing and new renewable fuel production assets; and

(6) the completion of the equity financing the Company estimates will be required to acquire and operate our planned renewable fuel production facility(ies) and to commercialize our portfolio of Cellulosic Corn(TM) technologies.

Technology Development Activities

On May 15, 2009, EcoSystem and a wholly-owned subsidiary of GreenShift Corporation entered into an Early Adopter License Agreement (the "EALA") involving use of GreenShift's portfolio of technologies designed to increase the yield and decrease the cost, carbon and risk associated with corn ethanol production. These patented and patent-pending technologies include GreenShift's feedstock conditioning technologies, lipid production and refining technologies, and carbon dioxide recycling technologies, and collectively form EcoSystem's Cellulosic Corn(TM) technology platform.

During the nine months ended September 30, 2009, EcoSystem commenced pilot testing with its patented and patent-pending feedstock conditioning technologies. These technologies are designed to increase the availability of fermentable sugars natively available in whole corn in order to increase ethanol yields on reduced raw material and energy consumption cost. This is achieved in two stages: flash desiccation and inertial cavitation.

Flash desiccation uses super-heated steam to subject targeted feedstocks, corn in this case, to extreme temperature and/or pressure gradients in a series of enclosed cyclonic systems with no internal moving parts. These conditions almost instantly desiccate, shear and micronize cellulosic and other feedstocks. This process has been shown in prior experimentation with grain-based and cellulosic biomass to produce particle sizes in the low micron levels and, in some cases, to have catalyzed chemical reactions and altered molecular structures. The output of this process is a micronized powder that has been shown in prior experimentation with cellulosic feedstocks to have a substantially smaller particle size as compared to conventionally milled products.

While super-heated steam is used as the prime mover of the desiccation in the preferred implementation of this technology, the process can also use compressed air, corrosive gases and other gases. The testing recently commenced was based on the use of compressed air, the least efficient and most energy intensive implementation of the technology. Initial data received from this testing indicates that gross yield improvements in excess of 6% are achievable with flash desiccation technology before accounting for the energy input costs associated with using compressed air.

In addition, the Company received a favorable response for grant funding sought for the Company's feedstock conditioning technologies for during 2009, however, the Company elected not to proceed given the requirements of the relevant grant program. The Company plans to use the proceeds of its recently completed preferred equity financing to build a commercial scale prototype of its feedstock conditioning technologies at a qualified ethanol production facility. The Company plans to continue development of its feedstock conditioning technologies and to commence testing in the immediate term with its lipid production and carbon dioxide recycling technologies.

Facility Development Activities

The essential element of our immediate term plan is to acquire at least one renewable fuel production facility. While we are currently in discussions with several candidate facilities and are hopeful that these discussions will culminate in at least one such acquisition in the near term, we do not plan to acquire any distressed production assets that cannot be acquired and operated in a manner that is both sustainable and more favorable than conventional renewable fuel production assets.

The primary purpose of our recently completed preferred equity financing is to subsidize value creation by facilitating the acquisition and/or construction and sustainable operation of qualified renewable fuel production assets. We intend to insulate our any production facilities that we may successfully acquire and/or build from conventional commodity risks by using innovative equity financing and our technologies to increase fuel and co-product yields and to decrease production costs to facilitate generation of sufficient cash flows to withstand market pressures and other risks that competing renewable fuel producers cannot absorb.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

There were no revenues for the three months ended September 30, 2009 or for the three months ended September 30, 2008.

Cost of Revenues

There was no cost of revenues for the three months ended September 30, 2009 or for the three months ended September 30, 2008.

Operating Expenses

Operating expenses were $514,097 for the three months ended September 30, 2009 and $28,476 for the three months ended September 30, 2008. Included in the three months ended September 30, 2009 was $58,500 in stock-based compensation as compared to $24,000 for the three months ended September 30, 2008 as well as $387,000 in research and development costs associated with stock issuances to various consultants issued in connection with the Company's Cellulosic Corn(TM) technologies.

Other Income (Expense)

Interest expenses and financing costs for the three months ended September 30, 2009 were $1,931 and $0 for the three months ended September 30, 2008. Included in the three months ended September 30, 2009 was $77,507 of interest expense, consisting of $20,825 in interest expense, $56,682 in interest expense due to a related party, as well as $(87,771) in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the three months ended September 30, 2009. Amortization of note discount was $8,333 and $0, respectively for the three months ended September 30, 2009 and 2008.

Net Loss

Our net loss for the three months ending September 30, 2009 and 2008 were $445,938 and $32,157 respectively.

Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008

Revenues

There were no revenues for the nine months ended September 30, 2009 or for the nine months ended September 30, 2008.

Cost of Revenues

There was no cost of revenues for the nine months ended September 30, 2009 or for the nine months ended September 30, 2008.

Operating Expenses

Operating expenses were $801,253 for the nine months ended September 30, 2009 and $561,236 for the nine months ended September 30, 2008. Included in the nine months ended September 30, 2009 was $146,500 in stock-based compensation as compared to $524,000 for the nine months ended September 30, 2008 as well as $475,551 in research and development costs associated with stock issuances to various consultants issued in connection with the Company's Cellulosic Corn(TM) technologies.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2009 was $1,115,364 and $0 for the nine months ended September 30, 2008. Included in the three months ended September 30, 2009 was $203,228 of interest expense, consisting of $49,434 in interest expense, $153,795 in interest expense due to a related party, as well as $833,123 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the three months ended September 30, 2009. Amortization of note discount was $79,012 and $0, respectively for the nine months ended September 30, 2009 and 2008.

Net Loss

Our net loss for the nine months ending September 30, 2009 and 2008 were $1,706,868 and $564,917 respectively.

RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company's capital requirements consist of general working capital needs, planned research and development expenditures involving our ongoing commercialization efforts with our patented and patent-pending Cellulosic Corn(TM) technologies, and the acquisition and construction capital for our planned renewable fuel production facilities.

The Company's capital resources consist primarily of cash generated from the issuance of debt and stock. The Company relied on the issuance of convertible debt during the nine months ended September 30, 2009 to cover its capital needs. Importantly, the Company recently closed on an equity investment of $76 million (see Note 4 to Condensed Financial Statements, Shareholders' Equity, above), and anticipates that this equity financing will be sufficient to meet the Company's planned development activities for the foreseeable future. A summary of these planned development activities is provided above in the overview section of this discussion and analysis.

Cash Flows

For the nine months ending September 30, 2009, net cash provided by financing was $20,051. The Company had a working capital deficit of $1,455,567 at September 30, 2009, which includes $582,672 in liabilities associated with the conversion features embedded in the convertible debentures issued by the Company, as well as $600,000 in convertible debt due to third parties and $1,042,195 in convertible debt due to related parties.

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

None.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5     OTHER INFORMATION

None.

ITEM 6     EXHIBITS

Index to Exhibits

Exhibit Number             Description
--------------------------------------------------------------------------------

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

ECOSYSTEM CORPORATION

                /S/       KEVIN KREISLER
                --------------------------------------
By:                       KEVIN KREISLER
                          Chief Executive Officer
Date:                     November  23, 2009

                /S/       JACQUELINE FLYNN
                --------------------------------------
                          JACQUELINE FLYNN
                          Chief Financial Officer
Date:                     November 23 , 2009