Form 10-K
period 2009-12-31
ECOSYSTEM CORP
filed 2010-04-15
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
_________________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

COMMISSION FILE NO.: 0-32143

ECOSYSTEM CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	20-3148296
(State of other jurisdiction of	(IRS Employer
incorporation or organization	Identification No.)

One Penn Plaza, Suite 1612, New York, NY	10119
(Address of principal executive offices)	(Zip Code)
(212) 994-5374
(Registrant’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes __ No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ___    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer___ Small reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

As of June 30, 2009 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $1,077,798.

As of April 15, 2010, there were 32,176,159 shares of common stock outstanding.

ECOSYSTEM CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

Page No.
Part I
Item 1	Business	4
Item 1A	Risk Factors	7
Item 2	Description of Properties	9
Item 3	Legal Proceedings	9

Part II
Item 4	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchase of Equity Securities	10
Item 5	Selected Financial Data
Item 6	Management’s Discussion and Analysis	10
Item 7	Financial Statements and Supplementary Data	11
Item 8	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	14
Item 8A	Controls and Procedures	33
Item 8B	Other Information	33

Part III
Item 9	Directors, Executive Officers and Corporate Governance	34
Item 10	Executive Compensation	35
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	36
Item 12	Certain Relationships and Related Transactions and Director Independence	36
Item 13	Principal Accountant Fees and Services	37

Part IV
Item 14	Exhibits and Financial Statement Schedules	37

Signatures

PART I

Basis of Presentation

In this Annual Report on Form 10-K, the terms “we,” “our,” “us,”  “EcoSystem,” or the “Company” refer to EcoSystem Corporation.

Forward Looking Statements

We make certain forward-looking statements in this Annual Report on Form 10-K and in the documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

➢	the volatility and uncertainty of commodity prices;
➢	the costs and business risks associated with developing new products and entering new markets;

➢	our ability to locate and integrate future acquisitions;
➢	the impact of new, emerging and competing technologies on our business;

➢	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;
➢	changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

➢	our reliance on key management personnel;
➢	limitations and restrictions contained in the instruments and agreements governing our indebtedness;

➢	our ability to raise additional capital and secure additional financing;
➢	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

➢	other risks referenced from time to time in our filings with the SEC and those factors listed in this Form 10k under Item 1A, Risks Factors.
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

OVERVIEW

EcoSystem Corporation (“we,” “our,” “us,”  “EcoSystem,” or the “Company”) is a technology development company with a focus on cleantech innovations designed to resolve compelling ecological challenges while producing value added carbon neutral and negative products.

Carbon dioxide is the most abundant waste produced by human activity. Continued accumulation in Earth’s atmosphere and oceans needs to be avoided in order to prevent severe climate change. The majority of our waste carbon emissions come from the combustion of fossil fuels to produce electricity, to power transportation, to heat our homes and to manufacture products. The scientific consensus is that these activities are directly responsible for increasing atmospheric carbon dioxide concentrations to the highest that they have been for more than 650,000 years. However, and despite the increased focus on renewable sources of energy, fossil fuels will continue to play a vital and dominant role in providing the majority of our energy needs over at least the next 50 years. Most scientists agree that, unabated, the combustion of fossil fuels to meet these needs will pump enough carbon dioxide into the global ecosystem to bring about severe climate change. Our collective challenge is to stem the tide of carbon emissions as rapidly and as cost-effectively as possible with little to no restriction on economic growth.

EcoSystem’s ambition is to contribute to the resolution of this challenge by developing new clean technologies that reduce and reuse carbon emissions. Our plan to do so while building shareholder value is to develop, license and support technologies and projects that reduce the carbon intensity of liquid fuels by reducing consumption of fossil fuels, increase use of sustainable raw materials and biofuels, and decrease production of wastes and emissions.

Our current technology portfolio includes several feedstock and product conditioning technologies, lipid and alcohol production and refining technologies, and carbon dioxide recycling and refining technologies. While these technologies have wide application potential in several industries and processes, we are initially focused on developing applications of these technologies for use in the existing first generation U.S. corn ethanol industry. We believe that the composition and extent of the installed ethanol complex, and the relatively uncomplicated nature of its inputs and outputs presents compelling opportunities to defray risk as we commercialize our technologies. Importantly, significant demand exists today for technologies that enhance the efficiency and sustainability of refining corn into liquid fuel. We believe that satisfying this demand can be expected to result in reduced reliance on petroleum products, more efficient use of natural resources, increased use of biomass-derived fuels and other products, and decreased greenhouse gas emissions on globally-meaningful scales.

INTELLECTUAL PROPERTIES

“ESYR,” EcoSystem, Cellulosic Corn™ and the “EcoSystem Logo” are the registered trademarks of EcoSystem Corporation.

INDUSTRY OVERVIEW

The Ethanol Production Industry

Introduction

Ethanol is a clean-burning, high-octane fuel that is produced from the fermentation of carbohydrates such as grains, starches and sugars. Ethanol is produced primarily from corn in the U.S. It is used primarily as a gasoline additive to increase octane rating and to comply with air emissions regulations by reducing emissions of carbon monoxide and nitrogen oxide. According to the RFA, ethanol is blended into more than 50% of the gasoline sold in the U.S.  Fuel blended with up to 10% ethanol, also referred to as E10 fuel, is approved for use by major motor vehicle manufacturers and is often recommended as a result of ethanol’s clean burning characteristics. Ethanol comprises up to 85% of E85 fuel, which currently represents a relatively small portion of the U.S. gasoline supply. Approximately six million vehicles out of more than 200 million vehicles in the United States today are Flexible Fuel Vehicles, or FFVs, capable of using E85 fuel.

Rapid Industry Expansion

The ethanol industry has grown significantly over the past several years, with production increasing from about 175 million gallons in 1980, to about 3.4 billion gallons in 2004, to about 10.8 billion gallons in 2009 according to the Renewable Fuels Association (“RFA”). Despite the impact of recent volatility in the relevant commodity markets, we believe that ethanol will continue to experience increased demand in the United States as there remains a focus on reducing reliance on petroleum-based transportation fuels due to high and volatile oil prices, heightened environmental concerns, and energy independence and national security concerns. Also, according to the U.S. Energy Information Administration, ethanol blends accounted for about 8% of the U.S. gasoline supply during 2009. We believe ethanol’s environmental benefits, ability to improve gasoline performance, fuel supply extender capabilities, attractive production economics and favorable government incentives could enable ethanol to comprise an increasingly larger portion of the U.S. liquid fuel supply as more fully described below:

➢
Environmental Benefits. Ethanol, as an oxygenate, reduces tailpipe emissions when added to gasoline. The additional oxygen in the ethanol results in a more complete combustion of the fuel in the engine cylinder, resulting in reduced carbon monoxide and nitrogen oxide emissions. Prior federal programs that mandated the use of oxygenated gasoline in areas with high levels of air pollution spurred widespread use of ethanol in the United States. The use of ethanol as an oxygenate is driven, in part, by environmental regulations. The federal Clean Air Act requires the use of oxygenated gasoline during winter months in areas with unhealthy levels of carbon monoxide.

➢
Blending Benefits. Ethanol has an octane rating of 113, and is added to gasoline to raise the octane level of gasoline. Unblended gasoline typically has a base octane level of approximately 84. Typical gasoline and ethanol blends (up to E10) have octane ratings ranging from 87 to 93. Higher octane gasoline has the benefit of reducing engine knocking. Gasoline with higher octane typically has been sold at a higher price per gallon than lower octane gasoline. In March 2009, Growth Energy, an ethanol industry trade association, and 54 ethanol producers requested that the U.S. Environmental Protection Agency (“EPA”) approve the use of up to 15% ethanol blended with gasoline. The EPA has not yet granted the requested waiver although it has indicated that increasing the allowable percentage of ethanol blended in the U.S. gasoline supply could be an important step towards the long-term introduction of more renewable fuels into the transportation sector. We believe that increasing the ethanol blended in the domestic gasoline supply could have a positive impact on the demand for ethanol. We further believe that the costs ethanol producers incur in producing a gallon of ethanol currently are lower than the costs refiners incur in producing a gallon of petroleum-based gasoline. Ethanol’s favorable production economics are further enhanced by the blender’s tax credit, which can be captured by refiners or passed on to consumers for a benefit of $0.45 per gallon of ethanol.

➢
Expansion of Gasoline Supplies. By blending ethanol with gasoline, refiners can expand the volume of fuel available for sale. As a result, refiners can produce more fuel from a barrel of oil and expand their ability to meet consumer demand, especially when refinery capacity and octane sources are limited. According to the Energy Information Administration, between 1980 and 2005, petroleum refining capacity in the United States decreased approximately 5% while domestic demand increased approximately 21%. We believe that increased pressure on domestic fuel refining capacity will result in greater demand for ethanol.

➢
Use Mandates. In addition to the blender’s tax credit, the growth in ethanol usage has also been supported by legislative requirements dictating the use of renewable fuels, including ethanol. The Energy Independence and Security Act of 2007, confirmed by the EPA regulations on the Renewable Fuel Standard, or RFS2, issued on February 3, 2010 mandated a minimum usage of corn-derived renewable fuels of 10.5 billion gallons in 2009 and 12.0 billion gallons in 2010. The upper mandate for corn-based ethanol is 15.0 billion gallons by 2015.

➢
Federal Tariff on Imported Ethanol. In 1980, Congress imposed a tariff on foreign produced ethanol to encourage the development of a domestic, corn-derived ethanol supply. This tariff was designed to prevent the federal tax incentive from benefiting non-U.S. producers of ethanol. The $0.54 per gallon tariff is scheduled to expire on January 1, 2009. Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempt from the tariff under the Caribbean Basin Initiative, which provides that specified nations may export an aggregate of 7.0% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit. As a result of new plants under development in the Caribbean region, we believe imports from there will continue, subject to the limited nature of the exemption.

Production Technology and Economics

Corn is the principal raw material used to produce ethanol and dry and wet distillers grains. As a result, changes in the price of corn can materially affect ethanol production economics. Rising corn prices result in higher cost of ethanol and distillers grains. Because ethanol competes with non-corn-based fuels, producers generally are unable to pass along increased corn costs to their customers. At certain levels, corn prices or supplies may make ethanol uneconomical to use in fuel markets.

The profitability of an ethanol producer depends principally on the spread between ethanol and corn prices. The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices. Increasing domestic ethanol capacity could boost the demand for corn and result in increased corn prices. In 2008, U.S. farmers produced 12.1 billion bushels of corn. Many analysts predict that the U.S. ethanol fleet will get approximately 3.3 billion bushels and produce about 9.1 billion gallons. While this amount is less than the 2009 RFS, the RFS can be expected to be satisfied through a mixture of 2009 production, imports and trading of residual 2007 and 2008 Renewable Identification Numbers (“RINs”).

Reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect the financial position of a corn ethanol producer. Further, it is possible that ethanol prices could decline below production costs, which could cause ethanol producers to suspend production.

Entry of Cellulosic Ethanol Technologies

A number of companies are actively commercializing technologies that utilize new feedstocks in addition to corn and other grains. These cellulosic feedstocks include wood, grasses, corn stover and municipal solid waste, are found in abundance and present valuable opportunities to increase domestic ethanol production. While facilities based on fully commercialized cellulosic ethanol technologies would produce ethanol that would compete with corn ethanol, the RFS2 mandates use of 100 million gallons of cellulosic ethanol in 2010 in addition to 12 billion gallons of corn ethanol. This amount increases to 16 billion gallons of cellulosic ethanol per year by 2022, for a total of 31 billion gallons of ethanol when combined with the 15 billion gallon maximum corn ethanol production required by the RFS2. We believe that the path to cellulosic ethanol is through the corn ethanol industry; that integration of cellulosic ethanol technologies into the existing first generation corn ethanol fleet can be far more successful than building and scaling stand-alone cellulosic infrastructure. Accordingly, a number of our technologies are designed to facilitate the conversion of cellulose (from both corn and other forms of biomass) into additional value-added products.

ITEM 1A	RISK FACTORS

There are many important factors that have affected, and in the future could affect, EcoSystem Corporation’s business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report.  Some of the factors are beyond our control and future trends are difficult to predict.

There is substantial doubt concerning our ability to continue as a going concern.

EcoSystem incurred a loss from continuing operations of $2,080,050 during the twelve months ended December 31, 2009, and we had $2,551 in cash at December 31, 2009.  These matters raise substantial doubt about our ability to continue as a going concern.  Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

The exercise of our outstanding warrants and options and EcoSystem Corporation’s various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

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

We lack capital to fund our operations.

During the twelve months ended December 31, 2009 our operations used $56,417 in cash. In addition, during those twelve months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

Viridis Capital, LLC owns the majority of our outstanding capital stock.  As a result, Viridis exerts a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

EcoSystem Corporation is not likely to hold annual shareholder meetings in the next few years.

Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders’ meeting. Unless a shareholders’ meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders’ meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  The current board members were appointed to by the previous directors. If other directors are added to the Board in the future, it is likely that the current board will appoint them. As a result, the shareholders of EcoSystem Corporation will have no effective means of exercising control over the operations of EcoSystem Corporation.

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

The common stock of EcoSystem Corporation is quoted on the OTC Bulletin Board. It is impossible to say that the market price on any given day reflects the fair value of EcoSystem Corporation, since the price sometimes moves up or down by 50% or more in a week’s time. A shareholder in EcoSystem Corporation who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

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

EcoSystem Corporation common stock is defined by the SEC as a “penny stock” because it trades at a price less than $5.00 per share. EcoSystem Corporation common stock also meets most common definitions of a “penny stock,” since it trades for less than $1.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for EcoSystem Corporation common stock as long as it remains a “penny stock.” This situation may limit the liquidity of your shares.

ITEM 2	DESCRIPTION OF PROPERTIES

EcoSystem Corporation currently maintains office space at One Penn Plaza, Suite 1612, New York, NY.  The lease for this space expires in May of 2011. We paid no rent during 2009 for these offices. During 2010, EcoSystem does not expect to pay rent for these offices.

ITEM 3	LEGAL PROCEEDINGS

None.

PART II

ITEM 4	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
EcoSystem’s Common Stock trades on the OTC Bulletin Board under the symbol “ESYM.”  The following table sets forth, for the periods indicated, the range of high and low closing bid prices for EcoSystem Common Stock as reported by the National Association of Securities Dealers composite. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low
2009 First Quarter	0.0016	0.0013
2009 Second Quarter	0.0017	0.0015
2009 Third Quarter	0.0018	0.0016
2009 Fourth Quarter	0.0155	0.1003
2008 First Quarter	0.0552	0.0552
2008 Second Quarter	0.0100	0.0060
2008 Third Quarter	0.0010	0.0007
2008 Fourth Quarter	0.0028	0.0026

Title of Class	Approximate Number of Holders of Record as of April 15, 2010
Common Stock, 0.001 par	268
The number of holders does not give effect to beneficial ownership of shares held in the street name by stock brokerage houses or clearing agents.

REVERSE SPLIT

Effective November 30, 2009, the Company completed a 1 for 1,000 reverse stock split. All stock prices, share amounts, per share information, stock options and stock warrants in this Report reflect the reverse stock split.

DIVIDENDS

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth.  The Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions will determine future dividend policies.

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the 4th quarter of 2009.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2009.

ITEM 5	SELECTED FINANCIAL DATA

Not applicable.

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

EcoSystem Corporation (“we,” “our,” “us,”  “EcoSystem,” or the “Company”) is a technology development company with a focus on cleantech innovations designed to resolve compelling ecological challenges while producing value added carbon neutral and negative products.

Carbon dioxide is the most abundant waste produced by human activity. Continued accumulation in Earth’s atmosphere and oceans needs to be avoided in order to prevent severe climate change. The majority of our waste carbon emissions come from the combustion of fossil fuels to produce electricity, to power transportation, to heat our homes and to manufacture products. The scientific consensus is that these activities are directly responsible for increasing atmospheric carbon dioxide concentrations to the highest that they have been for more than 650,000 years. However, and despite the increased focus on renewable sources of energy, fossil fuels will continue to play a vital and dominant role in providing the majority of our energy needs over at least the next 50 years. Most scientists agree that, unabated, the combustion of fossil fuels to meet these needs will pump enough carbon dioxide into the global ecosystem to bring about severe climate change. Our collective challenge is to stem the tide of carbon emissions as rapidly and as cost-effectively as possible with little to no restriction on economic growth.

EcoSystem’s ambition is to contribute to the resolution of this challenge by developing new clean technologies that reduce and reuse carbon emissions. Our plan to do so while building shareholder value is to develop, license and support technologies and projects that reduce the carbon intensity of liquid fuels by reducing consumption of fossil fuels, increase use of sustainable raw materials and biofuels, and decrease production of wastes and emissions.

Our current technology portfolio includes several feedstock and product conditioning technologies, lipid and alcohol production and refining technologies, and carbon dioxide recycling and refining technologies. While these technologies have wide application potential in several industries and processes, we are initially focused on developing applications of these technologies for use in the existing first generation U.S. corn ethanol industry. We believe that the composition and extent of the installed ethanol complex, and the relatively uncomplicated nature of its inputs and outputs presents compelling opportunities to defray risk as we commercialize our technologies. Importantly, significant demand exists today for technologies that enhance the efficiency and sustainability of refining corn into liquid fuel. We believe that satisfying this demand can be expected to result in reduced reliance on petroleum products, more efficient use of natural resources, increased use of biomass-derived fuels and other products, and decreased greenhouse gas emissions on globally-meaningful scales.

Our operating activities during the year ended December 31, 2009 included

(1)	acquiring the rights to our technology portfolio;
(2)	research and development with our technologies including commencement of pilot and bench testing activities;

(3)	performing due diligence on a number of distressed renewable fuel production assets;
(4)	negotiating to acquire qualified renewable fuel production assets;

(5)	negotiating to finance, build, own and operate qualified existing renewable fuel production assets; and
(6)	the completion of the equity financing intended for use in the acquisition and operation of qualified renewable fuel production assets (the “2009 Preferred Equity Financing”).

Technology Development Activities

On May 15, 2009, EcoSystem and a wholly-owned subsidiary of GreenShift Corporation entered into an Early Adopter License Agreement (the “EALA”) involving use of GreenShift’s portfolio of technologies designed to increase the yield and decrease the cost, carbon and risk associated with corn ethanol production. These patented and patent-pending technologies include GreenShift’s feedstock and product conditioning technologies, lipid and alcohol production and refining technologies, and carbon dioxide recycling and refining technologies.

During 2009, EcoSystem commenced pilot testing with its patented and patent-pending feedstock conditioning technologies. These technologies are designed to increase the availability of fermentable sugars natively available in whole corn in order to increase ethanol yields on reduced raw material and energy consumption cost. This is achieved in two stages: flash desiccation and inertial cavitation.

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

In addition, the Company received a favorable response for grant funding sought for the Company’s feedstock conditioning technologies for during 2009, however, the Company elected not to proceed given the requirements of the relevant grant program.

Facility Development Activities

We evaluated several distressed ethanol and biodiesel production facilities during 2009, but we were unable to negotiate satisfactory terms to acquire plants with favorable debt and cost structures as compared to conventional renewable fuel production assets. The health of the ethanol industry improved materially (beyond our targeted parameters for distressed acquisitions) during the latter half of 2009 as compared to the conditions during the second half of 2008 and first half of 2009.

While the improved market is good for the renewable fuels industry, we are not interested in production for the sake of production; nor are we interested in acquiring production assets for anything but distressed values.  Our mission is to develop and support new cleantech that materially improve the economics and sustainability of renewable fuel production. At the right price, and with the right financing, ownership of qualified production assets could greatly accelerate the development of commercial scale implementations of our technologies.

The 2009 Preferred Equity Financing was structured to acquire and sustainably operate distressed renewable fuel production assets. Our plan here was to use innovative equity financing and our technologies to increase fuel and co-product yields while decreasing production costs and debt service requirements in order to facilitate generation of sufficient cash flows to withstand market pressures and other risks that competing renewable fuel producers cannot absorb. The magnitude, pricing and other terms of the 2009 Preferred Equity Financing cease to be appropriate in the absence of qualified distressed plants. We have accordingly entered into discussions to cancel the 2009 Preferred Equity Financing.

We plan to replace the 2009 Preferred Equity Financing with a smaller, less expensive financing to support our technology development efforts and our revised investment plan. We intend to provide qualified renewable fuel producers with debt and/or equity financing to support integration of technologies that increase productivity while decreasing production of wastes and emissions. Additional information will be provided regarding our plan in this regard during the second quarter of 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial statements included herein have been prepared by the Company, in accordance with Generally Accepted Accounting Principles. This requires the Company’s management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. In the opinion of management, all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements and any changes in the Company’s future operational plans.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

There were no revenues for the year ended December 31, 2009, or the for year ended December 31, 2008.

Cost of Revenues

There was no cost of revenues from continuing operations for the year ended December 31, 2009 or for the year ended December 31, 2008.

Operating Expenses

Operating expenses were $995,274 for the year ended December 31, 2009 and $768,787 for the year ended December 31, 2008.   Included in the year ended December 31, 2009 was $146,500 in stock-based compensation and $585,982 in research and development costs associated with stock issuances to various consultants issued in connection with the Company’s technologies as compared to $707,028 in stock-based compensation and $0 in research and development costs for the year ended December 31, 2008.

Other Income (Expense)

Interest expenses and financing costs for the year ended December 31, 2009 were $1,104,280 and $32,069 for the year ended December 31, 2008.  Included in the year ended December 31, 2009 was $279,170 of interest expense, consisting of $121,525 in interest expense, $157,645 in interest expense due to a related party, as well as $915,064 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the year ended December 31, 2009.  Amortization of note discount was $89,974 and $0, respectively for year ended December 31, 2009 and 2008.

Net Income and Net Loss

Our net loss was $2,080,050 for the year ended December 31, 2009 and $787,318 for the year ended December 31, 2008.

Liquidity and Capital Resources

The Company’s capital requirements consist of general working capital needs, planned research and development expenditures involving our ongoing commercialization efforts with our technologies, and capital for investments in qualified renewable fuel production facilities.

The Company’s capital resources consist primarily of cash generated from the issuance of debt and stock. The Company relied on the issuance of convertible debt during the year ended December 31, 2009 to cover its capital needs. A summary of these planned development activities is provided above in the overview section of this discussion and analysis.

Cash Flows

For the year ended December 31, 2009, net cash provided by financing was $8,968. The Company had a working capital deficit of $1,559,570 at December 31, 2009, which includes $216,616 in liabilities associated with the conversion features embedded in the convertible debentures issued by the Company, as well as $551,018 in convertible debt due to third parties and $167,594 in convertible debt due to related parties.

Cash Flows

For the twelve months ending December 31, 2009, net cash provided by financing was $8,968. The Company had a working capital deficit of $1,559,570 at December 31, 2009.  In reviewing our financial statements as of December 31, 2009, our auditor concluded that there was substantial doubt as to our ability to continue as a going concern.

Off Balance Sheet Arrangements

None.

ITEM 7	FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
EcoSystem Corporation:

We have audited the accompanying balance sheet of EcoSystem Corporation as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoSystem Corporation and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2009. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey
April 15, 2010

ECOSYSTEM CORPORATION
BALANCE SHEETS

ASSETS	12/31/09	Restated 12/31/08
Current assets:
Cash	$2,551	$--
Total current assets	2,551	--
Other Assets:
Notes receivable	484,264	--
Project development costs	379,355	--
Total other assets	863,619	--
TOTAL ASSETS	$866,170	$--

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Due to related party	$397,835	$3,612
Accounts payable and accrued expenses	219,072	152,517
Accrued interest	37,654	--
Accrued interest – affiliate	50,259
Convertible debenture, net of discounts	674,296
Convertible debenture, net of discounts - affiliate	183,005	--
Total current liabilities	1,562,121	156,129

TOTAL LIABILITIES	1,562,121	156,129

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 authorized
Series D: 998,971 and 0, issued and outstanding	5,999	--
Series E: 909,312 authorized, 0 and 0 issued and outstanding	--	--
Common stock, $0.001 par value, 5,000,000 authorized;
23,013,457 and 500,000 issued and outstanding, respectively	23,013	500
Additional paid-in capital	8,585,335	7,073,619
Accumulated deficit	(9,310,298)	(7,230,248)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(695,951)	(156,129)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$866,170	$--

The notes to the financial statements are an integral part of these statements.

ECOSYSTEM CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	12/31/09	12/31/08

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Stock based compensation	146,500	707,028
Selling expenses	3,138
Research and development	585,982
General and administrative expenses	259,654	61,759
Total operating expenses	995,274	768,787

Operating income (loss)	(995,274)	(768,787)

Other income (expenses)
Interest income	34,264
Interest income – related party	98,422
Gain on extinguishment of debt	67,901
Amortization of debt discount	(89,974)
Costs related to conversion feature	(518,110)
Costs related to conversion feature – related party	(396,954)
Interest expense	(121,525)
Interest expense – related party	(157,645)	(32,069)
Total other income (expense)	(1,083,621)	(32,069)

Loss before provision for income taxes	(2,078,895)	(800,856)

Provision for income taxes	(1,155)	(4,796)

Net income (loss)	$(2,080,050)	$(805,652)

Weighted average of shares of common stock
outstanding, basic and diluted	41,038,866	53,547

Net income (loss) per share, basic and diluted	$(0.05)	$(0.00)

The notes to the financial statements are an integral part of these statements.

ECOSYSTEM CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series D Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at 12/31/07	921,313	$921	8,354	$8
Cancellation of old debt	--	--	(11)	--
Shares issued for services	(921,313)	(921)	91,211	91
Conversion of Series D Preferred	--	--	400,000	400
Forgiveness of related party debt, net	--	--	--	--
Issuance of fractional shares from reverse split	--	--	446	1
Extinguishment of debt/beneficial conversion feature	--	--	--	--
Net loss	--	--	--	--
Balance at 12/31/08	--	$--	500,000	$500
Shares issued for services	--	--	341,500	342
Cancellation of Series D Preferred conversions	6,023,813	6,024	(3,440,000)	(3,440)
Shares issued for accounts payable	--	--	9,000	9
Beneficial conversion feature of convertible debt	--	--	--	--
Conversion of debt	61,250	61	512,059	512
Extinguishment of debt/beneficial conversion feature	--	--	--	--
Conversion of Series D Preferred	(86,091)	(86)	24,712,506	24,713
Issuance to Junior investors	--	--	373,500	374
Issuance of fractional shares from reverse split	--	--	4,892	5
Forgiveness of debt	--	--	--	--
Net loss	--	--	--	--
Balance at 12/31/09	5,998,972	$5,999	23,013,457	$23,013

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at 12/31/07	$6,860,353	$(6,424,596)	$436,686
Cancellation of old debt	--	--	--
Shares issued for services	706,937	--	707,028
Conversion of Series D Preferred	521	--	--
Forgiveness of related party debt, net	(927,123)	--	(927,123)
Issuance of fractional shares from reverse split	(1)	--	--
Extinguishment of debt/beneficial conversion feature	432,932	--	432.932
Net loss	--	(805,652)	(805,652)
Balance at 12/31/08	$7,073,619	$(7,230,248)	$(156,129)
Shares issued for services	621,559	--	621,900
Cancellation of Series D Preferred conversions	(2,584)	--	--
Shares issued for accounts payable	28,291	--	28,300
Beneficial conversion feature of convertible debt	449,629	--	449,629
Conversion of debt	550,562	--	551,135
Extinguishment of debt/beneficial conversion feature	(184,113)	--	(184,113)
Conversion of Series D Preferred	(1,013)	--	23,615
Issuance to Junior investors	(374)	--	--
Issuance of fractional shares from reverse split	(5)	--	--
Forgiveness of debt	49,762	--	49,762
Net Loss	--	(2,080,050)	(2,080,050)
Balance at 12/31/09	$(8,585,335)	$(9,310,298)	$(695,951)

The notes to the financial statements are an integral part of these statements.

ECOSYSTEM CORPORATION
STATEMENTS OF CASH FLOWS

	For the Years Ended
	12/31/09	12/31/08
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(56,417)	$(180,108)

CASH FLOWS FROM INVESTING ACTIVITIES
Project development costs	--	--
Note receivable repayment	50,000	50,000
Net cash provided by investing activities	(6,417)	50,000

CASH FLOW FROM FINANCING ACTIVITIES
Forgiveness of related party debt	--	432,932
Repayment on convertible notes	--	(302,824)
Loan proceeds from related parties	8,968	--
Net cash provided by financing activities	8,968	130,108

Net increase (decrease) in cash	2,551	--
Cash at beginning of period	--	91
Cash at end of period	$2,551	$--

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Stock issued for conversion of preferred stock, debt and accounts payable	$4,746,288	$--
Notes receivable exchanged for convertible debentures	$500,000	$--
Exchange of common shares for Series D preferred stock	$400,000	$--
Effect on additional paid-in capital from extinguishment of related party debt	$547,517	$--
Conversion of convertible liabilities	$698,448	$--
Project development from affiliate	$379,355	$--
Miscellaneous issuances/cancellations of preferred stock	$2,021,000	$--
Recognition of conversion feature on new convertible notes	$132,724	$--

The notes to the financial statements are an integral part of these statements.

ECOSYSTEM CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

EcoSystem Corporation (“we,” “our,” “us,”  “EcoSystem,” or the “Company”) is a technology development company with a focus on cleantech innovations designed to resolve compelling ecological challenges while producing value added carbon neutral and negative products.

Carbon dioxide is the most abundant waste produced by human activity. Continued accumulation in Earth’s atmosphere and oceans needs to be avoided in order to prevent severe climate change. The majority of our waste carbon emissions come from the combustion of fossil fuels to produce electricity, to power transportation, to heat our homes and to manufacture products. The scientific consensus is that these activities are directly responsible for increasing atmospheric carbon dioxide concentrations to the highest that they have been for more than 650,000 years. However, and despite the increased focus on renewable sources of energy, fossil fuels will continue to play a vital and dominant role in providing the majority of our energy needs over at least the next 50 years. Most scientists agree that, unabated, the combustion of fossil fuels to meet these needs will pump enough carbon dioxide into the global ecosystem to bring about severe climate change. Our collective challenge is to stem the tide of carbon emissions as rapidly and as cost-effectively as possible with little to no restriction on economic growth.

EcoSystem’s ambition is to contribute to the resolution of this challenge by developing new clean technologies that reduce and reuse carbon emissions. Our plan to do so while building shareholder value is to develop, license and support technologies and projects that reduce the carbon intensity of liquid fuels by reducing consumption of fossil fuels, increase use of sustainable raw materials and biofuels, and decrease production of wastes and emissions.

Our current technology portfolio includes several feedstock and product conditioning technologies, lipid and alcohol production and refining technologies, and carbon dioxide recycling and refining technologies. While these technologies have wide application potential in several industries and processes, we are initially focused on developing applications of these technologies for use in the existing first generation U.S. corn ethanol industry. We believe that the composition and extent of the installed ethanol complex, and the relatively uncomplicated nature of its inputs and outputs presents compelling opportunities to defray risk as we commercialize our technologies. Importantly, significant demand exists today for technologies that enhance the efficiency and sustainability of refining corn into liquid fuel. We believe that satisfying this demand can be expected to result in reduced reliance on petroleum products, more efficient use of natural resources, increased use of biomass-derived fuels and other products, and decreased greenhouse gas emissions on globally-meaningful scales.

NOTE 2	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a loss in continuing operations of $2,080,050 during the year ended December 31, 2009, and had an accumulated deficit and negative cash flow from continuing operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse.  A valuation allowance is provided if it is more likely than not that some or all of  the deferred tax asset will not be realized.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet as of December 31, 2009 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of notes payable, notes receivable, and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share represent the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.  Potential future dilutive securities include common shares issuable under the Company’s outstanding options, convertible debentures and preferred stock as of December 31, 2009 as described more fully in these Notes to the Company’s Condensed Financial Statements.

STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Financial Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.”  Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

The Company accounts for stock issued for services to non-employees by reference to the fair market value of the Company's stock on the date of issuance as it is the more readily determinable value.

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets.  Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount.  These costs and discounts are generally amortized over the life of the related debt.  During the year ended December 31, 2009, the Company recorded amortization of the note discount in the amount of $89,974.

NOTE 4	STOCKHOLDERS’ EQUITY

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

Effective July 24, 2009, and in conjunction with the Company’s completion of the Senior Investment, Viridis Capital, LLC, the Company’s majority shareholder and the Company entered into an Exchange Agreement, pursuant to which Viridis agreed to exchange 921,000 Series D Shares in return for the issuance of 10,000,000 Company common shares (on a pre-split basis) and 318,750 Series D Shares to Viridis, and the issuance of an additional 10,000,000 Company common shares (on a pre-split basis) and 318,750 Series D Shares to Corn 2.0, LLC. In addition, Viridis will retain 233,430 Series D Shares. The common shares issuable to Viridis and Corn 2.0 under the Exchange Agreement correspond to the conversion of 129,070 Series D Shares into 20,000,000 common shares on a post-split basis after taking into account the Company’s planned 1 for 1,000 reverse stock split. Corn 2.0 was formed by the Company’s chairman to hold Company stock in reserve for the Company’s management. The total Series D Shares beneficially owned by Viridis were 870,930 as of December 31, 2009.

As disclosed in detail in the section titled “Senior Investment” in Note 4, Stockholders’ Equity, below, the Senior Investment was cancelled on April 15, 2010.

During the year ended December 31, 2009, the Company issued 1,604,551 common shares to Minority Interest Fund (II), LLC upon the conversion of 16,441 shares of Series D Shares.

SERIES E PREFERRED

909,312 Series E preferred shares were authorized as of December 31, 2009.  On April 15, 2010, the Company entered into an agreement with all of the holders of Series E stock to surrender and cancel all of the Series E preferred shares in connection with the cancellation of the 2009 Preferred Equity Financing.

COMMON STOCK

The Company completed a 1-for-1,000 reverse stock split on November 30, 2009. All share amounts reported herein are reported on a post-split basis except where stated to be on a pre-split basis.

In addition to the common shares issued in conversion of debt noted above, the Company issued 295,564 shares of common stock upon the conversion of an aggregate of $293,774 in debt during the year ended December 31, 2009 consisting of: 53,622 common shares issued to RAKJ Holdings, Inc., upon the conversion of $50,532 in debt; 131,000 common shares issued to JMJ Financial Corporation upon the conversion of $131,000 in debt; and, 110,944 common shares issued to Mammoth Corporation upon the conversion of $112,242 in debt. The Company also issued 9,000 shares at $0.0043 for a total of $19,300 to payoff various accounts payable during year ended December 31, 2009.

During the three months ended September 30, 2009, the Company issued 192,500 common shares to various consultants in connection with the Company’s ongoing technology development efforts. These shares were issued at $346,500 in research and development expenses during the quarter ended September 30, 2009.  The Company also issued 55,000 shares for a total of $99,000 in stock-based compensation

During the three months ended June 30, 2009, the Company issued 5,000 common shares to various consultants in connection with the Company’s ongoing technology development efforts. These shares were issued for total of $9,000 in research and development expenses during the quarter ended June 30, 2009.  The Company also issued 15,000 shares for a total of $27,000 in stock-based compensation during the quarter ended June 30, 2009.

During the three months ended March 31, 2009, the Company issued 48,000 common shares to various consultants in connection with the Company’s ongoing technology development efforts.  These shares were issued for a total of $76,800 in research and development expenses.  Of these shares, 4,000 shares were cancelled in the quarter ending June 30, 2009 for a total of $6,400.  The Company issued 39,000 shares for a total of $84,400 in stock-based compensation during the quarter ended March 31, 2009.  Of these shares, 7,000 shares were cancelled in the quarter ending June 30, 2009 for a total of $11,200.

PREFERRED EQUITY INVESTMENT

The terms of the Company’s 2009 Preferred Equity Investment are presented below for disclosure purposes. Note, however, that this transaction was contingent upon several factors that were not fulfilled as required during the first quarter of 2010. Consequently, on April 15, 2010, the Company entered into an agreement to cancel the 2009 Preferred Equity Investment and all related agreements.

On July 24, 2009, EcoSystem entered into a Unit Subscription Agreement (the “Senior USA”) with Copperbottom Investments, Ltd. (“Lead Senior Investor”), Absentia Holdings, Ltd., On Time Investments, Ltd., Agri-Technologies, Ltd., and Britannia Securities International, Ltd. (collectively, the “Senior Investors”), pursuant to which the Senior Investors agreed to purchase 766,190 shares of the Company’s newly designated Series E Preferred Stock (the “Series E Shares”), and 24,705,000 warrants to purchase additional Company common shares (the “Senior Warrants”) (the Series E Shares and the Senior Warrants shall be collectively referred to herein as the “Senior Units”) for $76,619,000 (the “Senior Purchase Price”), subject to certain conditions discussed below (the “Senior Investment”).

The Senior Investment was supplemented on October 30, 2009, by $13,178,000 in additional investment proceeds arising from the sale by EcoSystem of additional Series E Shares and warrants to the Junior Investors. As used herein, the term “USA” shall refer collectively to the Senior USA and the Junior USA; the term “AMA” shall refer collectively to the Senior AMA and the Junior AMA; the term “Purchase Price” shall refer collectively to the Senior Purchase Price and the Junior Purchase Price; and, the term “2009 Preferred Equity Investment” shall refer collectively to the Senior Investment and the Junior Investment. On April 15, 2010, the Company entered into an agreement with all of the Senior Investors and Junior Investors to cancel the 2009 Preferred Equity Financing.

The terms of the 2009 Preferred Equity Investment are provided below as relevant to the Company’s accounting of this transaction during 2009 despite the fact that the investment was cancelled in April 2010 (See Note 11, Subsequent Events, below).

Use of Proceeds

Under the terms of the USA, the Company is permitted to use the proceeds from the 2009 Preferred Equity Investment to facilitate (1) the acquisition by the Company of renewable fuel production facilities, (2) the acquisition and/or construction by the Company of existing corn oil extraction facilities and/or other strategically compatible cash flow producing assets, and (3) the development and integration of the Company’s technologies into the Company’s targeted production facilities.

Release Schedule

The USA provides that the Purchase Price shall be deposited into a restricted account opened in the name of the Company (the “Restricted Account”) at Elco Securities, Ltd. (the “Escrow Agent”), a licensed broker dealer. The conditions of the release of the Purchase Price to the Company from the Restricted Account are set forth in an Account Management Agreement dated July 24, 2009 (the “Senior AMA”) by and between the Escrow Agent, the Senior Investors, the Company, and Viridis Capital, LLC (“Viridis”), the Company’s majority shareholder, and an Account Management Agreement dated October 30, 2009 (the “Junior AMA”) by and between the Escrow Agent, the Junior Investors, the Company, and Viridis, (the Senior USA, the Junior USA, the Senior AMA and the Junior AMA shall be collectively referred to herein as the “Agreements”).

The Agreements provide that the Purchase Price shall be released to the Company after either (1) the Company shall have filed and made effective a registration statement pertaining to that portion of the Company common shares issuable upon the conversion of the Series E Shares, or (2) such Company common shares shall have become eligible for public resale pursuant to applicable SEC rules. Thereafter, the Purchase Price shall be released from the Restricted Account to the Company in monthly installments at a rate equal to the lesser of (1) the scheduled monthly rate stated in Table 1 below, or (2) an amount equal to 20% of the average 30 day closing bid price for the Company’s common stock (the “Market Price”), multiplied by the total number of shares of Company common stock traded during the 30 calendar days prior to each monthly release (the “Trailing Volume”).

The AMA also provides that Series E Shares shall be deposited at the Closing in restricted accounts at the Escrow Agent in the name of each Senior Investor and Junior Investor (collectively, the “Series E Investors”). The Series E Shares shall be converted into Company common shares and released to each Series E Investor, on a pro rated basis, at a rate equal to the rate at which the Purchase Price proceeds are released from the Restricted Account to the Company divided by the Fixed Price per common share stated in Table 1 below; provided, however, that if the Market Price is less than the Target Price per common share stated in Table 1 below at the time of conversion, then the amount of common shares issuable upon conversion of the Series E Shares shall be equal to the amount of Purchase Price proceeds released from the Restricted Account to the Company divided by 60% of the Market Price.

Warrants

The Senior Warrants and Junior Warrants (collectively, the “Warrants”) shall be exercisable for a period of three years from the Closing in the amounts and at the exercise prices set forth in Table 2 below. The Company is required to use its best efforts to file a registration of the common shares underlying the Warrants.

Transaction Costs

The Company is required to pay to Catwalk Capital, LLC fees equal to 10% of the gross Purchase Price and Warrant exercise proceeds (collectively, the “Gross Proceeds”) received from the Series E Investors, plus an additional 1.6% of the Gross Proceeds to the Lead Senior Investor and the Lead Junior Investor (collectively, the “Fees”). All Fees shall be payable on a pro rated basis at the time that the Purchase Price or Warrant exercise proceeds are released to the Company. This corresponds to a total of $10,416,452 in Fees upon full payment of the Purchase Price, and $10,418,042 in additional Fees upon full exercise of the Warrants. After accounting for the Fees, the net Purchase Price proceeds to be released to the Company are $79,392,667 (less account management fees paid to the Escrow Agent of $9,000 per year), and the net proceeds to be paid to the Company upon exercise of the Warrants are $69,354,578.

During the year ended December 31, 2009, 100,000,000 shares of the Company’s common stock were issued into escrow in connection with the Company’s closing of the 2009 Preferred Equity Investment (the “Breakup Shares”).  The Breakup Shares are being held by an escrow agent for the further benefit of Catwalk until such time as all the conditions for funding under the 2009 Preferred Equity Investment are satisfied.

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

Restrictions Applicable to Management

Minimum Ownership and Lock-Up

The Agreements provide that Viridis and the Company’s management (collectively, “Management”) shall beneficially own in the aggregate no less than 51% of the outstanding Company common stock (the “Minimum Ownership”) until such time as the Purchase Price has been fully released to the Company (the “Full Release Date”). Neither Viridis nor the Company’s management shall sell or otherwise transfer shares of Company common stock in an amount that would cause Management to beneficially own less than 51% of the outstanding Company common stock until the Full Release Date.

Forfeiture of Management Shares

Effective July 24, 2009, the Company and Management entered into an agreement pursuant to which the parties agreed that all shares of Company stock held by Management in excess of 30% of the Company’s outstanding common stock shall be surrendered to the Company on a pro rated basis for cancellation in the event that the Company shall have failed to achieve an annualized renewable fuel production rate of 500,000,000 gallons per year prior to one year after the Full Release Date (the “Performance Hurdle”).

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

The following Table 3 is to provide the Company’s pro forma share structure on the assumptions (1) that the 1-for-1,000 reverse stock split has been implemented, (2) that no Warrants have been exercised, (3) that all shares of common stock issued upon conversion of the Series E Shares are issued at the Fixed Price (meaning that the Company’s Target Prices have been achieved as stated in Table 1), and (4) that Management’s ownership remains at 51% at the Full Release Date (meaning that the Performance Hurdle has been achieved):

Table 1 – Release Schedule

Month	Series E Shares	Scheduled Release of Purchase Price	Fixed Price	Target Price
1	$588,400	5,884	$2.00	$3.33
2	$588,400	5,884	$2.06	$3.43
3	$588,400	5,884	$2.12	$3.54
4	$689,601	6,114	$2.19	$3.65
5	$689,601	6,114	$2.26	$3.76
6	$689,601	6,114	$2.33	$3.89
7	$2,257,601	21,794	$2.41	$4.01
8	$2,481,601	24,034	$2.49	$4.15
9	$2,705,601	26,274	$2.57	$4.29
10	$3,199,288	29,128	$2.66	$4.44
11	$3,461,814	31,455	$2.75	$4.59
12	$3,724,341	33,783	$2.85	$4.75
13	$3,986,968	36,112	$2.96	$4.93
14	$4,249,494	38,439	$3.06	$5.10
15	$4,512,021	40,767	$3.18	$5.29
16	$4,774,565	43,095	$3.29	$5.49
17	$5,037,091	45,422	$3.42	$5.70
18	$5,299,618	47,750	$3.55	$5.92
19	$5,562,145	50,078	$3.69	$6.15
20	$5,824,671	52,405	$3.83	$6.39
21	$6,087,198	54,733	$3.98	$6.64
22	$6,349,724	57,060	$4.14	$6.91
23	$6,612,351	59,389	$4.31	$7.18
24	$6,874,878	61,717	$4.49	$7.48
25	$948,804	2,158	$4.49	$7.48
26	$987,348	2,257	$4.49	$7.48
27	$1,025,875	2,346	$4.49	$7.48
Total	$89,797,000	796,190

Table 2 – Warrant Exercise Price Schedule
Senior Warrant	Amount	Exercise Price	Proceeds
Warrant A	813,863	$2.40	$1,953,271
Warrant B	790,159	$2.47	$1,953,273
Warrant C	766,711	$2.55	$1,953,273
Warrant D	743,543	$2.63	$1,953,287
Warrant E	720,677	$2.71	$1,953,250
Warrant F	698,135	$2.80	$1,953,241

Warrant G	2,477,258	$2.89	$7,158,532
Warrant H	2,646,234	$2.99	$7,902,183
Warrant I	2,800,249	$3.09	$8,645,769
Warrant J	2,939,805	$3.19	$9,389,444
Warrant K	3,065,430	$3.31	$10,133,085
Warrant L	3,177,647	$3.42	$10,876,770
Warrant M	3,277,121	$3.55	$11,620,670
Warrant N	3,363,922	$3.68	$12,364,661
Total	28,280,754		$89,810,710

Table 3 – Pro Forma Share Structure
		Pro Forma Common Shares at Completion of Reverse Split		Pro Forma Common Shares at the Full Release Date
Month		Common Shares	Percentage	Common Shares	Percentage
Public Float		5,000,000	20.00%	5,000,000	6.67%
Management	(1)	20,000,000	80.00%	33,957,207	51.00%
Copperbottom Investments, Ltd.	(2)	-	0.00%	4,655,479	6.99%
Absentia Holdings, Ltd.	(2)	-	0.00%	4,655,479	6. 99%
Britannia Securities International, Ltd.	(2)	-	0.00%	4,655,479	6. 99%
Agri-Technologies International, Ltd.	(2)	-	0.00%	4,655,479	6. 99%
On Time Investments, Ltd.	(2)	-	0.00%	4,655,479	6. 99%
RND Company, Ltd.	(2)	-	0.00%	1,449,385	2.18%
Sequence Investments, Ltd.	(2)	-	0.00%	1,449,385	2.18%
Rooftop Holdings, Ltd.	(2)	-	0.00%	1,449,385	2.18%
Total		25,000,000	100.00%	66,582,759	100.00%

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

(2)
The shares of common stock shown for the Junior Investors are estimated based on the assumed conversion of the Series E Shares at the Fixed Prices shown in Table 1 above, which prices were established based on the assumption that the Company successfully achieves a weighted average Target Price of $5.49 (the “WA Price”) between the initial payment of the Junior Purchase Price and the Full Release Date. This WA Price corresponds to a Company market capitalization of about $365,539,000 at the Performance Hurdle. The shares of Common Stock issuable to the Junior Investors (and the five Senior Investors) upon Conversion of the Series E Shares shall be subject to upward modification in the event that the Company fails to achieve the Target Prices set forth in Table 1 above. Any such increase would be offset by downward modification given the operation of the 51% Management Minimum Ownership requirement if the Performance Hurdle is not met

The relevant Agreement required the Senior Purchase Price to be deposited into a restricted account opened in the name of the Company (the “Restricted Account”) at Elco Securities, Ltd. (the “Escrow Agent”), a licensed broker dealer. The conditions for release of the Senior Purchase Price to the Company and Series E Shares to the Senior Investors from escrow, which are set forth more fully in the section titled “Preferred Equity Investment” in Note 4, Shareholders’ Equity, above, are satisfied by the passage of time. That is, Senior Purchase Price proceeds shall be released to the Company under the Agreements commencing on or about 210 days after the execution of the Agreements. If in any given month thereafter, the Company fails to achieve the prices set forth in Table 1 in Note 4, Shareholders’ Equity, above, then less Senior Purchase Price proceeds and less Series E Shares would be released from the Escrow Agent in that month, but in no event would no Senior Purchase Price proceeds or Series E Shares be released from the Escrow Agent unless the Company’s common stock ceases to trade on any securities exchange. While the Company has received confirmation from the Escrow Agent that the Senior Purchase Price proceeds are in the Restricted Account for the benefit of the Company, and certain conditions required to account for the Senior Purchase Price as restricted cash under ASC 210-10-S99, SEC Materials, caption 1 have likely been satisfied, the Company has determined that the more appropriate treatment is to book the dollar amount of the shares subscribed under the Senior Investment in Stockholders’ Equity with the corresponding deduction for the subscriptions receivable pursuant to ASC 210-10-S99, SEC Materials, caption 29 until such time as the cash proceeds from the Senior Investment have been released to the Company from the Escrow Agent. Likewise, the Company will account for and charge against the related paid-in capital the transaction costs incurred in relation to the Senior Investment at the time of each release of cash proceeds to the Company from the Escrow Agent. The Senior Investment accordingly appears on the Company’s balance sheet as a Subscription Receivable of $(76,619,000) and it is offset by Preferred Stock Subscribed of $76,619,000.

Effective October 30, 2009, EcoSystem Corporation (the “Company”) entered into a Unit Subscription Agreement (the “Junior USA”) with RND Company, Ltd. (“Lead Junior Investor”), Rooftop Holdings, Ltd., and Sequence Investments, Ltd. (collectively, the “Junior Investors”), pursuant to which the Junior Investors agreed to purchase 30,000 shares of the Company’s Series E Preferred Stock (the “Series E Shares”), and 3,575,754 warrants to purchase additional Company common shares (the “Junior Warrants”) (the Series E Shares and the Junior Warrants shall be collectively referred to herein as the “Junior Units”) for $13,178,000 (the “Junior Purchase Price”), subject to certain conditions discussed below.

RELEASE SCHEDULE

The USA provides that the Junior Purchase Price shall be deposited at the closing of the USA (which occurred on November 9, 2009) into a restricted account opened in the name of the Company (the “Restricted Account”) at Elco Securities, Ltd. (the “Escrow Agent”). The conditions of the release of the Junior Purchase Price to the Company from the Restricted Account are set forth in an Account Management Agreement dated October 30, 2009 (the “Junior AMA”) by and between the Escrow Agent, the Junior Investors, the Company, and Viridis Capital, LLC (“Viridis”), the Company’s majority shareholder  (the USA and the Junior AMA shall be collectively referred to herein as the “Agreements”).

The Junior AMA provides that the Junior Purchase Price shall be released to the Company after either (1) the Company shall have filed and made effective a registration statement pertaining to that portion of the Company common shares issuable upon the conversion of the Series E Shares, or (2) such Company common shares shall have become eligible for public resale pursuant to applicable SEC rules. Thereafter, the Junior Purchase Price shall be released from the Restricted Account to the Company in monthly installments at a rate equal to the greater of (1) the scheduled monthly rate stated in Table 1 below, or (2) an amount equal to 20% of the average 30 day closing bid price for the Company’s common stock (the “Market Price”), multiplied by the total number of shares of Company common stock traded during the 30 calendar days prior to each monthly release (the “Trailing Volume”).

The Junior AMA also provides that Series E Shares shall be deposited at the Closing in restricted accounts at the Escrow Agent in the name of each Junior Investor. The Series E Shares shall be converted into Company common shares and released to each Junior Investor, on a pro rated basis, at a rate equal to the rate at which the Junior Purchase Price proceeds are released from the Restricted Account to the Company divided by the Fixed Price per common share stated in Table 1 below; provided, however, that if the Market Price is less than the Target Price per common share stated in Table 1 below at the time of conversion, then the amount of common shares issuable upon conversion of the Series E Shares shall be equal to the amount of Junior Purchase Price proceeds released from the Restricted Account to the Company divided by 60% of the Market Price.

JUNIOR WARRANTS

The Junior Warrants shall be exercisable for a period of three years from the Closing in the amounts and at the exercise prices set forth in Table 2 below. The Company is required to use its best efforts to file a registration of the common shares underlying the Junior Warrants within three months of the Closing.

TRANSACTION COSTS

The Company is required to pay to Catwalk Capital, LLC fees equal to 10% of the gross Junior Purchase Price and Junior Warrant exercise proceeds (collectively, the “Gross Proceeds”) received from the Junior Investors, plus an additional 1.6% of the Gross Proceeds to the Lead Junior Investor (collectively, the “Fees”). All Fees shall be payable on a pro rated basis at the time that the Junior Purchase Price or Junior Warrant exercise proceeds are released to the Company. This corresponds to a total of $1,528,648 in Fees upon full payment of the Junior Purchase Price, and $1,317,215 in additional Fees upon full exercise of the Junior Warrants. After accounting for the Fees, the net Junior Purchase Price proceeds to be released to the Company are $11,649,352 (less  account management fees paid to the Escrow Agent of $9,000 per year), and the net proceeds to be paid to the Company upon exercise of the Junior Warrants are $10,038,090.

RESTRICTIONS APPLICABLE TO JUNIOR INVESTORS

The Agreements provide that the Escrow Agent shall not release Company common shares to the Junior Investors upon conversion of the Series E Shares, either individually or in the aggregate, at a rate greater than 20% of the Trailing Volume; and that no Junior Investor shall convert Series E Shares or exercise the Junior Warrants or receive shares of Company common stock to the extent that after giving effect to such conversion or exercise, any Junior Investor, together with any affiliate thereof, would beneficially own (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended  and the rules promulgated thereunder) in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion or exercise.

RESTRICTIONS APPLICABLE TO MANAGEMENT

Minimum Ownership and Lock-Up

The Agreements provide that Viridis and the Company’s management (collectively, “Management”) shall beneficially own in the aggregate no less than 51% of the outstanding Company common stock (the “Minimum Ownership”) until such time as the Junior Purchase Price has been fully released to the Company (the “Full Release Date”). Neither Viridis nor the Company’s management shall sell or otherwise transfer shares of Company common stock in an amount that would cause Management to beneficially own less than 51% of the outstanding Company common stock until the Full Release Date.

Forfeiture of Management Shares

Effective July 24, 2009, the Company and Management entered into an agreement pursuant to which the parties agreed that all shares of Company stock held by Management in excess of 30% of the Company’s outstanding common stock shall be surrendered to the Company on a pro rated basis for cancellation in the event that the Company shall have failed to achieve an annualized renewable fuel production rate of 500,000,000 gallons per year prior to one year after the Full Release Date (the “Performance Hurdle”).

PRO FORMA SHARE STRUCTURE

The Agreements require the Company to file and make effective an amendment to its certificate of incorporation to give effect to a 1-for-1,000 reverse stock split prior to the initial release of the Junior Purchase Price proceeds. Immediately thereafter, the Company shall have no less than about 25,000,000 shares of common stock outstanding on a post-split basis prior to conversion of the Series E Shares and/or exercise of the Junior Warrants.

The following Table 3 is to provide the Company’s pro forma share structure on the assumptions (1) that the 1-for-1,000 reverse stock split has been implemented, (2) that no Junior Warrants have been exercised, (3) that all shares of common stock issued upon conversion of the Series E Shares are issued at the Fixed Price (meaning that the Company’s Target Prices have been achieved as stated in Table 1), and (4) that Management’s ownership remains at 51% at the Full Release Date (meaning that the Performance Hurdle has been achieved):

Table 1 – Release Schedule

Scheduled Release of Junior Purchase Price
Month		Series E Shares	Fixed Price	Target Price
1	$101,201	230	$2.00	$3.33
2	$101,201	230	$2.06	$3.43
3	$101,201	230	$2.12	$3.54
4	$101,201	230	$2.19	$3.65
5	$101,201	230	$2.26	$3.76
6	$101,201	230	$2.33	$3.89
7	$370,888	844	$2.41	$4.01
8	$409,414	931	$2.49	$4.15
9	$447,941	1,019	$2.57	$4.29
10	$486,468	1,107	$2.66	$4.44
11	$524,994	1,194	$2.75	$4.59
12	$563,521	1,282	$2.85	$4.75
13	$602,065	1,370	$2.96	$4.93
14	$640,591	1,457	$3.06	$5.10
15	$679,118	1,545	$3.18	$5.29
16	$717,645	1,633	$3.29	$5.49
17	$756,171	1,720	$3.42	$5.70
18	$794,698	1,808	$3.55	$5.92
19	$833,224	1,895	$3.69	$6.15
20	$871,751	1,983	$3.83	$6.39
21	$910,278	2,071	$3.98	$6.64
22	$948,804	2,158	$4.14	$6.91
23	$987,348	2,257	$4.31	$7.18
24	$1,025,875	2,346	$4.49	$7.48
Total	$13,178,000	30,000

Table 2 – Junior Warrant Exercise Price Schedule
Junior Warrant	Amount	Exercise Price	Proceeds
Warrant A	102,903	$2.40	$246,967
Warrant B	99,906	$2.47	$246,967
Warrant C	96,941	$2.55	$246,967
Warrant D	94,012	$2.63	$246,969
Warrant E	91,121	$2.71	$246,964

Warrant F	88,271	$2.80	$246,963
Warrant G	313,219	$2.89	$905,108
Warrant H	334,584	$2.99	$999,134
Warrant I	354,057	$3.09	$1,093,151
Warrant J	371,702	$3.19	$1,187,180
Warrant K	387,586	$3.31	$1,281,204
Warrant L	401,774	$3.42	$1,375,234
Warrant M	414,352	$3.55	$1,469,291
Warrant N	425,327	$3.68	$1,563,203
Total	3,575,754		$11,355,305

Table 3 – Pro Forma Share Structure
		Pro Forma Common Shares at Completion of Reverse Split		Pro Forma Common Shares at the Full Release Date

Month		Common Shares	Percentage	Common Shares	Percentage
Public Float		5,000,000	20.00%	5,000,000	6.67%
Management	(1)	20,000,000	80.00%	33,957,207	51.00%
Copperbottom Investments, Ltd.	(2)	-	0.00%	4,655,479	6.99%
Absentia Holdings, Ltd.	(2)	-	0.00%	4,655,479	6. 99%
Britannia Securities International, Ltd.	(2)	-	0.00%	4,655,479	6. 99%
Agri-Technologies International, Ltd.	(2)	-	0.00%	4,655,479	6. 99%
On Time Investments, Ltd.	(2)	-	0.00%	4,655,479	6. 99%
RND Company, Ltd.	(2)	-	0.00%	1,449,385	2.18%
Sequence Investments, Ltd.	(2)	-	0.00%	1,449,385	2.18%
Rooftop Holdings, Ltd.	(2)	-	0.00%	1,449,385	2.18%
Total		25,000,000	100.00%	66,582,759	100.00%

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

(2)
The shares of common stock shown for the Junior Investors are estimated based on the assumed conversion of the Series E Shares at the Fixed Prices shown in Table 1 above, which prices were established based on the assumption that the Company successfully achieves a weighted average Target Price of $5.49 (the “WA Price”) between the initial payment of the Junior Purchase Price and the Full Release Date. This WA Price corresponds to a Company market capitalization of about $365,539,000 at the Performance Hurdle. The shares of Common Stock issuable to the Junior Investors (and the five Senior Investors) upon Conversion of the Series E Shares shall be subject to upward modification in the event that the Company fails to achieve the Target Prices set forth in Table 1 above. Any such increase would be offset by downward modification given the operation of the 51% Management Minimum Ownership requirement if the Performance Hurdle is not met.

NOTE 5	RELATED PARTY TRANSACTIONS

On May 15, 2009, EcoSystem and GS CleanTech Corporation entered into an Early Adopter License Agreement (the “EALA”) involving use of several of GS CleanTech’s technologies. The EALA calls for the payment of royalties to GS CleanTech equal to 10% of EcoSystem’s pre-tax net income deriving from the use of GS CleanTech’s technologies (excluding corn oil extraction). EcoSystem shall provide all of the capital resources needed to build bench, pilot and commercial scale facilities based on these technologies under the EALA. GS CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC. The Company received a favorable response for grant funding sought for the Company’s feedstock conditioning technologies for during 2009, however, the Company elected not to proceed given the requirements of the relevant grant program. This particular technology was demonstrated during the year ended December 31, 2009 to result in more than 6% more biofuel yield by pre-conditioning corn prior to fermentation to increase the concentration of sugar available for fermentation into alcohol as well as oil available for extraction.

During the year ended December 31, 2009, the Company paid $50,000 to GreenShift for management services and incurred $13,561 in accounts payable due to GreenShift for certain expenses paid on behalf of the Company. During the year ended December 31, 2009, the Company wrote-off $20,482 in accounts payable owed to a subsidiary of GreenShift. During the year ended December 31, 2009, GreenShift transferred $379,355 in costs related to the bioreactor project to the Company increasing the balance the Company owes to GreenShift to $397,835.

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 6, Convertible Debentures, below).  The managing member of MIF is a relative of the Company’s chairman.

NOTE 6	CONVERTIBLE DEBENTURES

As of December 31, 2009, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate amount of $167,594 (the “MIF Debentures”) which are due December 31, 2010 and carry interest at 20%.  The MIF Debentures are convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the twenty trading days preceding conversion.

Effective April 1, 2009, the Company converted $50,701 of the MIF Debentures into 61,250 Series D Shares in connection with the Company’s increase of the conversion price for $588,195 of the balance due under the MIF Debentures from $0.0001 to $0.001 per share.

The Company analyzed this debt modification under the provisions of ASC 470-50, Modifications and Extinguishments, as further interpreted by ASC 470-50-40 (Derecognition), to determine if this modification constituted a debt extinguishment. Since there was no change to cash flows outside of the change in the conversion feature and related consideration, the Company then analyzed the change in the value of the conversion feature for significance. Based on the analysis, the change in fair value of the previously recognized beneficial conversion feature was greater than 10% of the carrying value of the debt; therefore the modification was treated as a debt extinguishment. The balance of the MIF Note was reduced by $59,539 during the year ended December 31, 2009 from cash payments MIF paid to or on behalf of the Company.

The MIF Debentures included $116,724 in accounts payable due to various third parties that was assumed by MIF on April 1, 2009, but this transaction was cancelled during the quarter ended September 30, 2009. The Company remains exclusively liable for these vendor obligations. In addition, the following principal amounts due under the MIF Debentures were assigned to unaffiliated third parties during the year ended December 31, 2009: $50,000 to RAKJ Holdings, Inc.; $125,000 to JMJ Financial Corporation $50,000 to Sunny Isle Ventures; and $100,000 to Mammoth Corporation (see below).

The Company determined the value of the MIF Debentures at April 1, 2009 to be $1,795,664, which represented the face value of the debentures plus the present value of the conversion feature. For the year ended December 31, 2009, an expense of $20,388 has been recorded as interest expense for the accretion of the present value of the conversion liability.  When taken with the assignments of principal by MIF during the year ended December 31, 2009, the accretion noted above brought the carrying value of the MIF Debenture to $183,005 at December 31, 2009. The conversion liability shall increase from its present value of $381,543 at September 30, 2009 to its estimated settlement amount of $428,571 at December 31, 2010.  The managing member of MIF is a relative of the Company’s chairman.

The Company issued 131,000 shares of common stock to JMJ upon the conversion of $131,000 in debt acquired from MIF during the year ended December 31, 2009. In addition, on June 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (the “JMJ Note”) in return for $600,000 in 12% convertible debt (the “JMJ Debenture”) issued by the Company. The principal balance due under the JMJ Note was $450,000 as of December 31, 2009 and accrued interest receivable under the JMJ Note was $28,553. The principal and accrued interest for the JMJ Note and JMJ Debenture have been presented as of December 31, 2009, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company determined the value of the $600,000 JMJ Debenture at April 1, 2009 to be $793,195 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its carrying value of $793,193 at April 1, 2009 to its estimated settlement amount of $857,143 at December 31, 2010. As of December 31, 2009, an expense of $4,756 has been recorded as interest expense for the accretion of the discount on the convertible note payable. The carrying value of the $600,000 JMJ Debenture was $752,223 at December 31, 2009. The Company determined the value of the accrued interest due under the $600,000 JMJ Debenture at June 30, 2009 to be $2,348 which represented the accrued interest of $1,775 plus the present value of the conversion feature for this element of the debt. The accrued interest conversion feature shall increase from its carrying value of $573 at June 30, 2009 to its settlement amount of $761 at July 9, 2012. The accrued interest conversion feature was increased during the year ended December 31, 2009 by $24,002 to increase the settlement amount to $26,350 at July 9, 2012. The Company recognized a $100,000 debt discount in relation to the difference between the $600,000 JMJ Debenture and the $500,000 JMJ Note. This discount is being amortized over the term of the debenture. The Company recognized amortization of debt discount of $19,444 for the year ended December 31, 2009 at a rate of $2,778 per month. The principal balance of the JMJ Debentures when taken with the convertible debt acquired from MIF and the conversions was $551,018 as of December 31, 2009, interest expenses of $40,211 were accrued and incurred during the year ended December 31, 2009.  The Company determined the value of the portion of the debenture acquired by JMJ from MIF at April 1, 2009 to be $139,700 which represented the face value of the debenture plus the present value of the conversion feature. As of August 5, 2009 the carrying value of this debenture was increased by $50,000 due to a subsequent assignment discussed above, resulting in an additional conversion liability at a present value of $43,133. The carrying value of this debenture was reduced by $113,009, the present value of the beneficial conversion feature for the conversions totaling $131,000 that occurred during the year ended December 31, 2009. For the year ended December 31, 2009, an expense of $6,935 was recorded as interest expense for the accretion of the present value of the conversion liability. Due to the full conversion of this portion of the amount due to JMJ during the year ended December 31, 2009, the carrying value of this debenture was $0 at December 31, 2009. The Company accounted for the JMJ Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

The Company issued 53,580 shares of common stock to RAKJ Holdings, Inc. (“RAKJ”), upon the conversion of $50,000 in debt and $532 in interest (the “RAKJ Debenture”) during the year ended December 31, 2009. The RAKJ Debenture was convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion.  For the year ended December 31, 2009, interest expense of $532 was incurred.  The balance due under the RAKJ Note at December 31, 2009 was $0.

On July 7, 2009, MIF assigned $50,000 of the MIF Debentures to Sunny Isle Ventures (“SIV).  The Company issued 47,500 shares of common stock to SIV, upon the conversion of $50,000 in debt as well as $1,115 in accrued interest during the year ended December 31, 2009 paying the debenture in full. The SIV Debenture was convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion.  For the year ended December 31, 2009, interest expense of $1,115 was paid.  The balance due under the SIV Note at December 31, 2009 was $0.

During the year ended December 31, 2009, MIF assigned $100,000 of the MIF Debentures to Mammoth Corporation (“Mammoth”). The Company issued 110,944 shares of common stock to Mammoth upon the conversion of $100,000 in debt plus accrued interest of $649 during the quarter ended September 30, 2009, which amounts paid off the debenture in full. The Mammoth Debenture was convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion.  For the year ended December 31, 2009, interest expense of $649 was paid.  The balance due under the Mammoth Debenture at December 31, 2009 was $0.

NOTE 7	STOCK BASED COMPENSATION

Using pre-split amounts, during the year ended December 31, 2009, the Company issued a total of 102,000 shares for a total of $199,200 in stock based compensation.  During the three months ended September 30, 2009, the Company issued 55,000 shares for a total of $99,000 in stock based compensation. The Company also issued 15,000 shares for a total of $27,000 in stock based compensation during the quarter ended June 30, 2009, and 39,000 shares for a total of $84,400 in stock based compensation during the quarter ended March 31, 2009 (7,000 of which shares were cancelled in the quarter ending June 30, 2009 for a total of $11,200).

NOTE 8	INCOME TAXES

EcoSystem Corporation has incurred losses, which have generated net operating loss carry forwards for EcoSystem Corporation as of December 31, 2009. These loss carry forwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2009 and 2008, EcoSystem Corporation’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.  The provision for income taxes for the years ended December 31, 2009 and 2008 consisted of state income tax provisions. Deferred tax assets are as follows:

	12/31/2009	12/31/2008
Deferred Tax Asset:
Total deferred tax assets	1,475,892	1,130,000
Less: Valuation allowance	(1,475,892)	(1,130,000)
Net deferred tax asset	$--	$--
EcoSystem Corporation has federal net operating loss carry-forwards of approximately $3,300,000 which expire through December 31, 2025.

NOTE 9	OPTIONS AND WARRANTS

The following is a table of stock options and warrants outstanding as of December 31, 2009 and December 31, 2008.  The number of shares and price has been adjusted to reflect the 1-for-1,000 reverse stock split which occurred on November 30, 2009.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	475	$0.46
Issued	--	$--
Exercised	(200)	$0.25
Cancelled	--	$--
Outstanding at December 31, 2009	275	$0.46
Summarized information about EcoSystem Corporation’s stock options outstanding at December 31, 2009 is as follows:

Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable
				Number of Options	Weighted Average Exercise Price
$0.25	75	7	0.25	75	0.25
$0.75	200	7	0.75	200	0.75
	275			275
Options exercisable at December 31, 2009 were 275,000, with a weighted average exercise price of $0.46 per share.  The fair value of each option granted during 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2008
Dividend yield	--
Expected volatility	69%
Risk-free interest rate	2%
Expected life	10 yrs.

NOTE 10	COMMITMENTS AND CONTINGENCIES

None.

NOTE 11	RESTATEMENT

The 2008 financial statements have been restated to account for an accrual of $18,333 in salary costs associated with officers for the prior year.

NOTE 12	SUBSEQUENT EVENTS

On January 14, 2010, Trevor Bourne resigned from his position as President and Chief Executive Officer of the Company.  Mr. Bourne shall remain on the Company’s Board of Directors.  The Company has temporarily appointed Kevin Kreisler as President and Chief Executive Officer.  Mr. Kreisler shall also retain the position of Chairman. Effective March 31, 2010, Mr. Bourne also resigned from the Company’s board of directors.

On April 15, 2010, the Company entered into cancellation agreements with the Senior Investors and the Junior Investors with respect to the cancellation of the 2009 Preferred Equity Financing. Under the terms of the cancellation agreements, the Company agreed to issue the Senior Investors and the Junior Investors an aggregate of 5,000,000 restricted common shares in consideration for the surrender and cancellation of all shares of Series E preferred stock and warrants issued to the investors in connection with the closing of the 2009 Preferred Equity Financing. The cancellation of the 2009 Preferred Equity Financing is effective as of March 31, 2009.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, and the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Other than described above, there have been no changes in the company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting.  The assessment was conducted using the criteria in Internal Control—Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2009.  Management determined that at December 31, 2009, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements.  Contributing to this lack of sufficient resources was the unanticipated voluntary turnover of key personnel late in the year.  This material weakness resulted in the identification of adjustment during the financial statement close process that have been recorded in the financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B	OTHER INFORMATION

On January 14, 2010, Trevor Bourne resigned from his position as President and Chief Executive Officer of the Company.  Mr. Bourne shall remain on the Company’s Board of Directors.  The Company has temporarily appointed Kevin Kreisler as President and Chief Executive Officer.  Mr. Kreisler shall also retain the position of Chairman. Effective March 31, 2010, Mr. Bourne also resigned from the Company’s board of directors.

PART III

ITEM 9	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Kevin Kreisler	37	Chairman and Chief Executive Officer
Jacqueline L. Flynn	44	Chief Financial Officer

Mr. Kreisler is the chairman and the majority shareholder of EcoSystem through his holding company, Viridis Capital, LLC. Mr. Kreisler is also the chairman and chief executive officer of GreenShift Corporation. Mr. Kreisler served as GreenShift’s vice president from 1998 to 2000, president from 2000 to 2002, chief executive officer from 2002 to 2005 and has served as GreenShift’s chairman from 2005 to the present. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler was admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

Jacqueline Flynn has over twenty years experience in financial accounting for both public and private companies.  Ms. Flynn has been employed since 2006 as Controller of GreenShift Corporation, an affiliate of Carbonics Capital.  From 2002 to 2005, Ms. Flynn was employed as Chief Financial Officer by Accent Mortgage Company of Alpharetta, Georgia.  During the three years prior to 2002 Ms. Flynn was employed by Lahaina Acquisitions, Inc., a public company that owned Accent Mortgage Company during that period.  She was employed by Lahaina Acquisitions first as Controller and then as Chief Financial Officer.  Ms. Flynn was awarded an M.B.A. in 1994 by Brenau University.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2009, except that none of the three members of management has filed a Form 3, and Mr. Kreisler failed to file a Form 4 when due.

ITEM 10	EXECUTIVE COMPENSATION

The following table sets forth compensation information for EcoSystem Corporation’s executive officers during the years indicated as relevant. As of December 31, 2009, no executive officer held shares of exercisable options for EcoSystem Corporation’s Common Stock.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other	Shares Granted	All Other Compensation
Kevin Kreisler	2009	$--	$--	--	--	$--
Chief Executive Officer	2008	--	--	--	--	--
	2007	--	--	--	--	--
Jacqueline Flynn	2009	$10,000	$--	--	1,000	$--
Chief Financial Officer	2008	$10,000	--	--	--	--
	2007	--	--	--	--	--
Trevor Bourne	2009	$--	$--	--	--	$--
Former Chief Executive Officer	2008	--	--	--	--	--
	2007	--	--	--	--	--
Glen Courtright	2009	$8,333	$--	--	--	$--
Former Chief Executive Officer	2008	8,333	--	--	--	--
	2007	--	--	--	--	--
EMPLOYMENT AGREEMENTS

The Company’s relationships with its officers are on an at-will basis.

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

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Common	% of Class	Series D Preferred	% of Class	Percentage of Voting Power
Kevin Kreisler	20,000,000	86.91%	870,930	100%	86.91%
Jacqueline Flynn	--	--%	--	--	--

Officers and Directors as a Group (2 persons)	20,000,000	86.91%	870,930	100%	86.91%
The address of each shareholder is One Penn Plaza, Suite 1612, New York, NY 10119.
All shares listed for Mr. Kreisler are owned of record by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 6, Convertible Debentures, above).  The managing member of MIF is a relative of the Company’s chairman.

On May 15, 2009, EcoSystem and GS CleanTech Corporation entered into an Early Adopter License Agreement (the “EALA”) involving use of several of GS CleanTech’s technologies. The EALA calls for the payment of royalties to GS CleanTech equal to 10% of EcoSystem’s pre-tax net income deriving from the use of GS CleanTech’s technologies (excluding corn oil extraction). EcoSystem shall provide all of the capital resources needed to build bench, pilot and commercial scale facilities based on these technologies under the EALA. GS CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC.

DIRECTOR INDEPENDENCE

None of the members of the Board of Directors is independent as “independent” is defined in the rules of the NASDAQ Stock Market.

PART IV

ITEM 13	PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Audit Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $14,250 to the Company in 2009 and $14,250 in 2008 for professional services rendered for the audit of our 2008 financial statements.

Audit-Related Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2009 and $0 in 2008 for assurance and related services that are reasonably related to the performance of the 2005 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2009 and $0 in 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2009 and $0 in 2008 for services not described above.

It is the policy of the Company’s Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors.  All of the services above were approved by the Board of Directors.

ITEM 14	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation – filed as an exhibit to the Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference.
3.1(a)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on February 13, 2008, and incorporated herein by reference.
3.2	By-Laws – filed as an exhibit to the Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference.
10.1	GS AgriFuels Guaranty agreement with Stillwater Asset-Backed Fund, LP – filed as an exhibit to the current report on form 8K filed on November 7, 2006 and incorporated herein by reference.
10.2
Credit Agreement dated January 11, 2008 between GS COES (Yorkville I), LLC and YA Global Investments, LP – filed as an Exhibit to the Current Report on Form 8-K filed on January 13, 2008, and incorporated herein by reference.

10.3
Global Guaranty Agreement dated January 11, 2008 among Viridis Capital LLC, Kevin Kreisler, Carbonics Capital Corporation, GreenShift Corporation, GS AgriFuels Corporation, each of their subsidiaries, and YA Global Investments, LP – filed as an Exhibit to the Current Report on Form 8-K filed on January 13, 2008, and incorporated herein by reference.

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

ECOSYSTEM CORPORATION

By:	/S/ KEVIN KREISLER KEVIN KREISLER Chief Executive Officer
Date:	April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ KEVIN KREISLER KEVIN KREISLER Chief Executive Officer, Director
Date:	April 15, 2010

/S/ JACQUELINE FLYNN JACQUELINE FLYNN Chief Financial Officer, Principal Accounting Officer
Date:	April 15, 2010