Form 10-Q
period 2010-03-31
ECOSYSTEM CORP
filed 2010-05-21
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED MARCH 31, 2010

COMMISSION FILE NO.: 0-32143

ECOSYSTEM CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	20-3148296
(State of incorporation)	(IRS employer identification number)

One Penn Plaza, Suite 1612, New York, NY	10119
(Address of principal executive offices)	(Zip code)
(212) 994-5374
(Registrant’s telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One): Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No X
The number of outstanding shares of common stock as May 20, 2010 was 38,084,975.

ECOSYSTEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS

Part I – Financial Information
Item 1	Financial Statements	3
	Condensed Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009
		4
	Condensed Statements of Operations for the Three Month Periods
	Ended March 31, 2010 (unaudited) and 2009 (unaudited)	5
	Condensed Statements of Cash Flows for the Three Months Periods Ended
	March 31, 2010 (unaudited) and 2009 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4	Controls and Procedures	14
Part II – Other Information
Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3	Defaults upon Senior Securities	15
Item 4	Reserved	15
Item 5	Other Information	15
Item 6	Exhibits	15
Signatures

PART I – FINANCIAL STATEMENTS

ITEM 1                      FINANCIAL STATEMENTS

ECOSYSTEM CORPORATION
CONDENSED BALANCE SHEET
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS	3/31/2010	12/31/2009
Current assets:
Cash	$1,561	$2,551
Due from affiliate	19,195	--
Total current assets	20,756	2,551
Other assets:
Project development costs	379,355	379,355
Notes receivable	500,420	484,264
Total other assets	879,775	863,619

TOTAL ASSETS	$900,531	$866,170

LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	263,969	219,072
Accrued interest	52,822	37,654
Accrued interest – related party	60,291	50,259
Convertible debentures, net of discounts	234,913	674,296
Convertible debentures, net of discounts – related party	671,529	183,005
Due to related party	441,710	397,835
Total current liabilities	1,725,234	1,562,121

TOTAL LIABILITIES	1,725,234	1,562,121

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $0.001 par value, 500,000,000 authorized
Series D: 1,000,000 authorized, 911,391and 912,137 issued and outstanding	911	912
Series E: 909,312 authorized, 10,000 and 20,000 issued: none outstanding	--	--
Common stock, $0.001 par value, 5,000,000,000 authorized;
31,101,159 and 23,013,457 issued and outstanding	31,101	23,013
Additional paid-in capital	8,642,383	8,590,422
Accumulated deficit	(9,499,098)	(9,310,298)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(824,703)	(695,951)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$900,531	$866,170

The notes to the Condensed Financial Statements are an integral part of these statements.

ECOSYSTEM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	Three months Ended
	3/31/10	3/31/09

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Stock based compensation	--	81,200
Research and development	19,423	76,800
General and administrative expenses	98,258	53,012
Total operating expenses	117,681	211,012

Operating loss	(117,681)	(211,012)

Other income (expense)
Interest income	16,156	--
Amortization of debt discount	(10,941)	(54,117)
Change in convertible liabilities	(10,088)	--
Change in convertible liabilities – related party	(4,793)
Interest expense	(51,420)	(22,539)
Interest expense – related party	(10,033)	--
Total other income (expense)	(71,119)	(76,656)

Loss before provision for income taxes	(188,800)	(287,668)

Provision for income taxes	--	--

Net loss	$(188,800)	$(287,668)

Weighted average shares of common stock
Outstanding, basic and diluted	27,466,216	5 12,641

Net loss per share, basic and diluted	$(0.01)	$(0.56)

The notes to the Condensed Financial Statements are an integral part of these statements.

ECOSYSTEM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	Three Months Ended	Three Months Ended
	3/31/10	3/31/09

CASH FLOW FROM OPERATING ACTIVITIES
Operative cash flows	$(45,240)	$(18,088)
Net cash used in operating activities	(45,240)	(18,088)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	44,250	16,000
Repayment on convertible notes	--	--
Loan proceeds from related parties	--	2,088
Net cash provided by financing activities	44,250	18,088
Net increase (decrease) in cash	$(990)	$--
Cash at beginning of period	2,551	--
Cash at end of period	$1,561	$--
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Stock issued for conversion of debt	$54,252	$--
Conversion of preferred stock into common	$4,671	$--
Conversion of convertible liabilities	$5,796	$--
Affiliate debentures issued for payment of accounts payable	$2,865	$--

The notes to the Condensed Financial Statements are an integral part of these statements.

NOTE 1	BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations for the full year.  When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2009.

THE COMPANY
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

Our current technology portfolio includes several feedstock and product conditioning technologies, lipid and alcohol production and refining technologies, and carbon dioxide recycling and refining technologies. While these technologies have wide application potential in several industries and processes, we are initially focused on developing applications of these technologies for use in the existing first generation U.S. corn ethanol industry. We believe that the composition and extent of the installed ethanol complex and the relatively uncomplicated nature of its inputs and outputs presents compelling opportunities to defray risk as we commercialize our technologies. Importantly, significant demand exists today for technologies that enhance the efficiency and sustainability of refining corn into liquid fuel. We believe that satisfying this demand can be expected to result in reduced reliance on petroleum products, more efficient use of natural resources, increased use of biomass-derived fuels and other products, and decreased greenhouse gas emissions on globally-meaningful scales.

NOTE 2	NATURE OF OPERATIONS
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a loss in continuing operations of $188,800 during the three months ended March 31, 2010, and had an accumulated deficit and negative cash flow from continuing operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

EARNINGS (LOSS) PER SHARE
Earnings (loss) per common share represent the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share.  Potential future dilutive securities include common shares issuable under the Company’s outstanding convertible debentures and shares of Series D preferred stock as of March 31, 2010 as described more fully in these Notes to the Company’s Condensed Financial Statements.

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS
Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets.  Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount.  These costs and discounts are generally amortized over the life of the related debt.  During the three months ended March 31, 2010, the Company recorded amortization of the note discount in the amount of $10,941.

FINANCIAL INSTRUMENTS
The Company accounted for the convertible debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares.

FAIR VALUE MEASUREMENTS
Effective July 1 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures.  This topic defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance supersedes all other accounting pronouncements that require or permit fair value measurements.

The Company accounted for the convertible debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares.

Effective July 1 2009, the Company adopted ASC 820-10-55-23A, Scope Application to Certain Non-Financial Assets and Certain Non-Financial Liabilities, delaying application for non-financial assets and non-financial liabilities as permitted. ASC 820 establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

•
Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

•
Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

	Fair Value
As of March 31, 2010	Level 1	Level 2	Level 3	Total
Embedded conversion liabilities	$-	$--	$225,701	$225,701
The following table reconciles, for the period ended March 31, 2010, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed financial statements:

Balance of Embedded Conversion Liability at December 31, 2009				$216,616
Present Value of beneficial conversion features of new debentures				9,219
Reductions in fair value due to principal conversions				(5,796)
Accretion adjustments to fair value - beneficial conversion features				5,662
Balance at March 31, 2010				$225,701

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes the present value for the conversion liability which is added to the principal of the debenture.  The Company also recognizes expense for the accretion of the conversion liability to fair value over the term of the note.

The Company has adopted ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

NOTE 4	STOCKHOLDERS’ EQUITY
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

Effective July 24, 2009, and in conjunction with the Company’s completion of the Senior Investment, Viridis Capital, LLC, the Company’s majority shareholder and the Company entered into an Exchange Agreement, pursuant to which Viridis agreed to exchange 921,000 Series D Shares in return for the issuance of 10,000,000,000 Company common shares (on a pre-split basis) and 318,750 Series D Shares to Viridis, and the issuance of an additional 10,000,000,000 Company common shares (on a pre-split basis) and 318,750 Series D Shares to Corn 2.0, LLC. The conversions given effect by the Exchange Agreement are expected to be reversed during the second quarter 2010 in connection with the cancellation by the Company of the subscription and related agreements entered into in connection with the Company’s previously planned preferred equity financing during 2009 (the “Preferred Equity Financing”). In addition, during the three months ended March 31, 2010, Minority Interest Fund (I), LLC (“MIF”) converted 540 shares of Series D preferred stock into 1,800,000 common shares and YA Global converted 206 shares of Series D preferred stock that had been transferred from Viridis in prior periods into 2,872,000 common shares.

The Company’s Series E Preferred Stock was authorized during 2009 in connection with the Preferred Equity Financing.  The Company entered into an agreement to cancel all Series E shares previously issued in April 2010, which agreement called for the issuance of a total of 5,000,000 Company common shares and the retention of another 1,869,000 common shares previously issued to the relevant investors in anticipation of converting Series E shares. All Series E shares are consequently expected to be surrendered to the Company for cancelation during the second quarter 2010.

COMMON STOCK
In addition to the common shares issued noted above, the Company issued 1,920,202 shares of common stock upon the conversion of an aggregate of $54,252 in debt during the three months ended March 31, 2010 consisting of: 1,220,202 common shares issued to Mammoth Corporation, upon the conversion of $36,252 in accrued interest and 700,000 common shares issued to JMJ Financial Corporation upon the conversion of $18,000 in debt.

NOTE 5	RELATED PARTY TRANSACTIONS
On May 15, 2009, EcoSystem and GS CleanTech Corporation entered into an Early Adopter License Agreement (the EALA) involving use of several of GS CleanTech’s technologies. The EALA calls for the payment of royalties to GS CleanTech equal to 10% of EcoSystems pre-tax net income deriving from the use of GS CleanTech’s technologies (excluding corn oil extraction). EcoSystem shall provide all of the capital resources needed to build bench, pilot and commercial scale facilities based on these technologies under the EALA. GS CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC. The Company received a favorable response for grant funding sought for the Company’s feedstock conditioning technologies for during 2009, however, the Company elected not to proceed given the requirements of the relevant grant program. This particular technology was demonstrated during the year ended December 31, 2009 to result in more than 6% more biofuel yield by pre-conditioning corn prior to fermentation to increase the concentration of sugar available for fermentation into alcohol as well as oil available for extraction.

During the three months ended March 31, 2010, the Company invoiced Carbonics Capital Corporation for $19,423 related to research and development costs.  Carbonics Capital Corporation is majority owned by our majority shareholder, Viridis Capital, LLC.

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 6, Convertible Debentures, below).  The managing member of MIF is a relative of the Company’s chairman.

NOTE 6	CONVERTIBLE DEBENTURES
As of December 31, 2009, the Company had a convertible debenture payable to Minority Interest Fund (II), LLC (“MIF”) in the amount of $167,594 (the “MIF Debenture”).  The convertible debt issued to MIF bears interest at a rate of 20% and matures on December 31, 2011. The MIF Debentures are convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the twenty trading days preceding conversion.  The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the MIF Debenture at December 31, 2009 to be $183,005 which represented the face value of the debenture of $167,594 plus the present value of the conversion feature.  During the three months ended March, 31, 2010, the Company recognized additional conversion liabilities at present value of $4,326 for additional funding received and recorded an expense of $467 for the accretion to fair value of the conversion liability for the three months.  The carrying value of the MIF Debenture was $234,913 at March 31, 2010, and included principal of $214,709 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $20,204 at March 31, 2010 to its estimated settlement value of $23,857 at December 31, 2010. Interest expense of $10,033 for these obligations was accrued for the three months ended March 31, 2010.

On June 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (“the JMJ Note”) in return for $600,000 in 12% convertible debt (“the JMJ Debenture”) issued by the Company. The Company recognized a $100,000 debt discount in relation to the difference between the $600,000 JMJ Debenture and the $500,000 JMJ Note. This discount is being amortized over the term of the debenture. The Company recognized amortization of debt discount of $10,941 for the three months March 31, 2010.   The principal balance receivable under the JMJ Note was $450000 as of March 31, 2010 and accrued interest receivable under the JMJ Note was $50,420. The principal and accrued interest for the JMJ Note and JMJ Debenture has been presented as of March 31, 2010, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture dated June 9, 2009 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMJ Debenture could result in the note principal being converted to a variable number of the Company’s common shares.

The Company determined the value of the JMJ Debenture at December 31, 2009 to be $789,877 which represented the face value of the debenture and accrued interest plus the present value of the conversion feature. During the three months ended March 31, 2010, JMJ converted $18,000 on this debenture into 700,000 common shares.  During the three months ended March 31, 2010, the Company recognized a reduction in conversion liability at present value of $5,796 for the conversions. For the three months ended March 31, 2010, an expense of $10,088 has been recorded to recognize the present value of the conversion features for additional accrued interest and for the accretion to fair value of the conversion liability.  The carrying value of the $600,000 JMJ Debenture was $791,336 at March 31, 2010 which represented the face value of the debenture and accrued interest plus the present value of the conversion feature.  The liability for the conversion feature shall increase from its carrying value of $205,497 at March 31, 2010 to its estimated settlement amount of $251,075 at June 11, 2012.  For the three months ended March 31, 2010, interest expense of $15,168 for these obligations was incurred.

NOTE 7	STOCK BASED COMPENSATION
During the three months ended March 31, 2009, the Company issued 37,000,000 shares of common stock for a total of $81,200 relating to stock based compensation.  The breakdown of the shares issued for consulting services rendered pertaining to the Company’s development stage activities is as follows: 15,000,000 share issued at $0.003 for a total of $45,000; 12,000,000 shares issued at $0.0016 for a total of $19,200 to GreenShift employees for services rendered to Ecosystem Corporation; and 10,000,000 shares issued at $0.0017 for a total of $17,000. The Company also issued 4,000,000 shares at $0.0017 for a total of $6,800 in lieu of payment on outstanding payables to a vendor. All shares were issued at the closing market price on the issuance date.

NOTE 8	SUBSEQUENT EVENTS
Between April 1, 2010 and May 17, 2010, the Company issued a total of 1,600,000 common shares upon the conversion of $7,200 in debt.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Our current technology portfolio includes several feedstock and product conditioning technologies, lipid and alcohol production and refining technologies, and carbon dioxide recycling and refining technologies. While these technologies have wide application potential in several industries and processes, we are initially focused on developing applications of these technologies for use in the existing first generation U.S. corn ethanol industry. We believe that the composition and extent of the installed ethanol complex and the relatively uncomplicated nature of its inputs and outputs presents compelling opportunities to defray risk as we commercialize our technologies. Importantly, significant demand exists today for technologies that enhance the efficiency and sustainability of refining corn into liquid fuel. We believe that satisfying this demand can be expected to result in reduced reliance on petroleum products, more efficient use of natural resources, increased use of biomass-derived fuels and other products, and decreased greenhouse gas emissions on globally-meaningful scales.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues
There were no revenues for the three months ended March 31, 2010 or for the three months ended March 31, 2009.

There was no cost of revenues for the three months ended March 31, 2010 or for the three months ended March 31, 2009.

Operating Expenses
Operating expenses were $117,681 for the three months ended March 31, 2010 and 2009 $211,012 for the three months ended March 31, 2009.   Included in the three months ended March 31, 2010 was $19,423 in research and development costs as compared to $81,200 in stock-based compensation and $76,800  in research and development costs associated with stock issuances to various consultants issued in connection with the Company’s Cellulosic Corn™ technologies for the three months ended March 31, 2009.

Other Income (Expense)
Total other income (expense) for the three months ended March 31, 2010 and 2009 were $71,119 and $76,656, respectively.  Included in the three months ended March 31, 2010 was $61,453 of interest expense, consisting of $51,420 in interest expense, $10,033 in interest expense due to a related party, as well as $14,881 in non-cash expenses associated with the changes in the conversion features embedded in the convertible debentures issued by the Company during the three months ended March 31, 2010.  Amortization of note discount was $10,941 and $54,117, respectively for the three months ended March 31, 2010 and 2009.

Expenses Associated with Change in Convertible Liabilities
The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture.  We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional value for the conversion features of $14,881 for the three months ended March 31, 2010 has been recognized within other income (expense) as changes in conversion liabilities in the accompanying financial statements, and includes $4,793 for related party debt.

Net Loss
Our net loss for the three months ended March 31, 2010 and 2009 was $188,800 and $287,668 respectively.

Liquidity and Capital Resources
The Company’s capital requirements consist of general working capital needs, planned research and development expenditures involving our ongoing commercialization efforts with our technologies, and capital for investments in qualified renewable fuel production facilities.

The Company’s capital resources consist primarily of cash generated from the issuance of debt and stock. The Company relied on the issuance of convertible debt during the three months ended March 31, 2010 to cover its capital needs. A summary of these planned development activities is provided above in the overview section of this discussion and analysis.

Cash Flows
For the three months ended March 31, 2010, net cash provided by financing activities was $44,250. The Company had a working capital deficit of $1,704,478 at March 31, 2010, which includes $225,701 in liabilities associated with the conversion features embedded in the convertible debentures issued by the Company, as well as $533,018 in convertible debt due to third parties and $214,709 in convertible debt due to related parties.  The working capital deficit net of these amounts is $731,050.

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

In the course of making our assessment of the effectiveness of our disclosure controls and procedures, we identified a material weakness.  This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The lack of employees prevents us from segregating disclosure duties.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Based on the results of this assessment, our Chief Executive Officer and our Chief Financial Officer concluded that because of the above condition, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS
None.

ITEM 1A	RISK FACTORS
 There has been no material change in the risk factors set forth in Item 1A (“Risk Factors”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4	RESERVED
None.

ITEM 5	OTHER INFORMATION
None.

ITEM 6	EXHIBITS
The following are exhibits filed as part of EcoSystem’s Form 10Q for the quarter ended March 31, 2010:

INDEX TO EXHIBITS

Exhibit

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

ECOSYSTEM CORPORATION

By: /s/	KEVIN KREISLER KEVIN KREISLER Chief Executive Officer
Date:	May 21, 2010

By: /s/	JACQUELINE FLYNN JACQUELINE FLYNN Chief Financial Officer
Date:	May 21, 2010