Form 10-K/A
period 2009-12-31
ECOSYSTEM CORP
filed 2010-05-24
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ___ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (Check One): Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer___ Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X
As of June 30, 2009 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $338,289.
As of April 15, 2010, there were 32,176,159 shares of common stock outstanding.

Amendment No. 1

This Amendment No.1 on Form 10-K/A, which amends and restates items identified below with respect to the Form 10- K, filed by Ecosystem Corporation ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on April 15, 2010 (the "Original Filing"), is being filed in order to:

➢	Include restated financial statements as described in Note 11 to the financial statements;
➢	Amend Item 6, Management’s Discussion and Analysis, to reflect the amended financial statements;
➢	Amend the following notes under Item 7, Financial Statements and Supplementary Schedules, to reflect the amended financial statements;
	➢	Note 3, Summary of Significant Accounting Policies, to add the cash equivalents policy;
	➢	Note 4, Stockholders’ Equity, was updated;
	➢	Note 6, Convertible Debentures, was updated;
	➢	Note 7, Stock-based Compensation, was updated;
	➢	Note 11, Restatements, was updated to outline the changes that were made to the financial statements; and,
	➢	Note 12, Subsequent Events, was updated to bring current with the filing of this amendment.

None of the other disclosures in this Report have been amended or updated. For updated information about Ecosystem Corporation, please refer to the more recent filings made with the SEC.

ECOSYSTEM CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

		Page
Part I
Item 1	Business	4
Item 1A	Risk Factors	5
Item 2	Description of Properties	7
Item 3	Legal Proceedings	7

Part II
Item 4	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
		8
Item 5	Selected Financial Data
Item 6	Management’s Discussion and Analysis	9
Item 7	Financial Statements and Supplementary Data	11
Item 9	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	23
Item 8A	Controls and Procedures	23
Item 8B	Other Information	25

Part III
Item 9	Directors, Executive Officers and Corporate Governance	25
Item 10	Executive Compensation	25
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26

Item 12	Certain Relationships and Related Transactions and Director Independence	26
Item 13	Principal Accountant Fees and Services	28

Part IV
Item 14	Exhibits and Financial Statement Schedules	28

Signatures		34

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

ITEM 3	LEGAL PROCEEDINGS
None.

PART II

ITEM 4	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDERMATTERS
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

REPURCHASE OF EQUITY SECURITE
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2009.

ITEM 5	SELECTED FINANCIAL DATA
Not applicable.

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONSAND RESULTS OF OPERATION
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoSystem Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the two years ended December 31, 2009  in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 11 to the financial statements, the Company has restated the financial statements and notes for the correction of certain errors and omissions in the financial statements.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey
April 15, 2010, except for Note 11, as to which date is May 21, 2010

ECOSYSTEM CORPORATION
BALANCE SHEETS

ASSETS	12/31/09	Restated 12/31/08
Current assets:
Cash	$2,551	$--
Total current assets	2,551	--
Other Assets:
Notes receivable	484,264	--
Project development costs	379,355	--
Total other assets	863,619	--
TOTAL ASSETS	$866,170	$--

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Due to related party	$397,835	$3,612
Accounts payable and accrued expenses	219,072	152,517
Accrued interest	37,654	--
Accrued interest – affiliate	50,259
Convertible debenture, net of discounts	674,296
Convertible debenture, net of discounts - affiliate	183,005	--
Total current liabilities	1,562,121	156,129

TOTAL LIABILITIES	1,562,121	156,129

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $0.001 par value, 5,000,000 authorized
Series D: 1,000,000 authorized, 912,137 and 0, issued and outstanding		--
Series E: 909,312 authorized, 20,000 and 0 issued and none outstanding	--	--
Common stock, $0.001 par value, 5,000,000,000 authorized;	912
23,013,457 and 500,000 issued and outstanding, respectively	23,013	500
Preferred units subscribed	81,011,667	--
Subscription receivable	(81,011,667)	--
Additional paid-in capital	8,590,422	7,073,619
Accumulated deficit	(9,310,298)	(7,230,248)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(695,951	(156,129)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$866,170	$--

The notes to the financial statements are an integral part of these statements.

ECOSYSTEM CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

		Restated
	12/31/09	12/31/08

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Stock based compensation	146,500	707,028
Selling expenses	3,138
Research and development	585,982
General and administrative expenses	259,654	61,759
Total operating expenses	995,274	768,787

Operating income (loss)	(995,274)	(768,787)

Other income (expenses)
Interest income	34,264
Interest income – related party	98,422
Gain on extinguishment of debt	67,901
Amortization of debt discount	(89,974)
Costs related to conversion feature	(518,110)
Costs related to conversion feature – related party	(396,954)
Interest expense	(121,525)
Interest expense – related party	(157,645)	(32,069)
Total other income (expense)	(1,083,621)	(32,069)

Loss before provision for income taxes	(2,078,895)	(800,856)

Provision for income taxes	(1,155)	(4,796)

Net loss	$(2,080,050)	$(805,652)

Weighted average of shares of common stock
outstanding, basic and diluted	2,524,370	53,548

Net income (loss) per share, basic and diluted	$(0.82)	$(15.05)

The notes to the financial statements are an integral part of these statements.

ECOSYSTEM CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
	Series D Preferred Stock		Common Stock		Preferred Units Subscribed	Stock Subscription Receivable
	Shares	Amount	Shares	Amount

Balance at 12/31/07 (Restated)	921,313	$921	8,354	$8	--	--
Cancellation of old debt	--	--	(11	--	--	--
Shares issued for services	(921,313	(921)	91,211	91	--	--
Conversion of Series D Preferred	--	--	400,000	400	--	--
Forgiveness of related party debt, net	--	--	--	--	--	--
Issuance of fractional shares from reverse split	--	--	446	1	--	--
Extinguishment of debt/beneficial conversion feature	--	--	--	--	--	--
Net loss	--	--	--	--	--	--
Balance at 12/31/08 (Restated)	--	$--	500,000	$500	--	--
Shares issued for services	--	--	341,500	341	--	--
Cancellation of Series D Preferred conversions	6,023,813	6,024	(3,440,000	(3,440	--	--
Shares issued for accounts payable	--	--	9,000	9	--	--
Effect of conversions on feature of convertible debt	--	--	--	--	--	--
Conversion of debt	61,250	61	534,559	535	--	--
Extinguishment of debt/beneficial conversion feature	--	--	--	--	--	--
Series E Preferred stock conversions	(86,091)	(86)	24,690,006	24,690	--	--
Issuance to Junior investors	--	--	373,500	374	(8,785,333)	8,785,333
Issuance of fractional shares from reverse split	--	--	4,892	5	--	--
Forgiveness of debt	--	--	--	--	--	--
Preferred units subscribed		--	--	--	89,797,000	(89,797,000)
Net loss	--	--	--	--	--	--
Balance at 12/31/09 (Restated)	5,998,972	$5,999	23,013,457	$23,013	81,011,667	(81,011,667)

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at 12/31/07 (Restated)	$6,860,353	$(6,424,596)	$436,686
Cancellation of old debt	--	--	--
Shares issued for services	706,937	--	707,028
Conversion of Series D Preferred	521	--	--
Forgiveness of related party debt, net	(927,123)	--	(927,123)
Issuance of fractional shares from reverse split	(1)	--	--
Extinguishment of debt/beneficial conversion feature	432,932	--	432.932
Net loss	--	(805,652)	(805,652)
Balance at 12/31/08 (Restated)	$7,073,619	$(7,230,248)	$(156,129)
Shares issued for services	621,559	--	621,900
Cancellation of Series D Preferred conversions	2,503	--	--
Shares issued for accounts payable	28,291	--	28,300
Effect of conversions on conversion feature of convertible debt	698,448	--	698,448
Conversion of debt	574,154	--	574,750
Extinguishment of debt/beneficial conversion feature	(432,932)	--	(432,932)
Conversion of Series D Preferred	(24,604)	--	--
Series E Preferred stock conversions	(373)	--	--
Issuance of fractional shares from reverse split	(5)	--	--
Forgiveness of debt	49,762	--	49,762
Net Loss	--	(2,080,050)	(2,080,050)
Balance at 12/31/09 (Restated)	$8,590,422	$(9,310,298)	$(695,951)

The notes to the financial statements are an integral part of these statements.

ECOSYSTEM CORPORATION
STATEMENTS OF CASH FLOWS

	For the Years Ended
	12/31/09	12/31/08
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,080,050)	$(787,381)
Adjustment to reconcile net loss to net cash used in operating activities:
Costs related to conversion features	915,064	--
Stock based compensation	621,900	707,028
Interest accretion on notes receivable	(34,264)	--
Gain on extinguishment of debt	(67,901)	--
Amortization of beneficial conversion feature of debt	132,724	--
Expenses incurred by issuance of convertible debenture	136,366	--
Changes in liabilities:
Accounts payable and accrued interest	150,517	(49,909)
Accrued interest	169,227	--
Net cash used in operating activities	$(56,417)	$130,199

CASH FLOWS FROM INVESTING ACTIVITIES
Project development costs	--	--
Note receivable repayment	50,000	--
Net cash provided by investing activities	50,000	50,000

CASH FLOW FROM FINANCING ACTIVITIES
Forgiveness of related party debt	--	432,932
Repayment on convertible notes	--	(302,824)
Loan proceeds from related parties	8,968	--
Net cash provided by financing activities	8,968	130,108

Net increase (decrease) in cash	2,551	(91)
Cash at beginning of period	--	91
Cash at end of period	$2,551	$--

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Stock issued for conversion of preferred stock, debt and accounts payable	$4,758,954	$--
Notes receivable exchanged for convertible debentures	$500,000	$--
Cancellation of common stock conversions of preferred stock	$2,434,977	$--
Effect on additional paid-in capital from extinguishment of related party debt	$497,755	$--
Conversion of convertible liabilities	$698,448	$--
Project development from affiliate	$379,355	$--
Miscellaneous issuances/cancellations of preferred stock	$2,021,000	$--
Recognition of conversion feature on new convertible notes	$132,724	$--

Recognition of common stock reverse split	$3,430,127	$--

Debt forgiveness- related parties	$49,762	--
Conversion of debt into preferred stock	$50,701	$--

The notes to the financial statements are an integral part of these statements.

ECOSYSTEM CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION
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

Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company measured the fair value of the preferred equity interest outstanding at March 31, 2009 since the number of common shares issuable under the Company’s Series E convertible preferred stock was indeterminable during the three months then ended. The value at September 30, 2009 was determined to be $9,000,000, measured using significant unobservable inputs (Level 3) using the present value of the shares based on the average fair market value of the Company’s stock for the three days before and after the acquisition date.

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

	Fair Value
As of December 31, 2009	Level 1	Level 2	Level 3	Total
Embedded conversion liabilities	$-	$--	$216,616	$216,616
The following table reconciles, for the period ended December 31, 2009, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded Conversion Liability at December 31, 2008				0
Present Value of beneficial conversion features of new debentures				512,639
Reductions in fair value due to principal conversions				(316,905)
Accretion adjustments to fair value - beneficial conversion features				2,882
Balance at December 31, 2009				$216,616

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the conversion liability which is added to the principal of the debenture. The Company also recognizes interest expense for accretion of the conversion liability to fair value over the term of the note.

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

Effective July 24, 2009, and in conjunction with the Company’s completion of the Senior Investment, Viridis Capital, LLC, the Company’s majority shareholder and the Company entered into an Exchange Agreement, pursuant to which Viridis agreed to exchange 921,000 Series D Shares in return for the issuance of 10,000,000,000 Company common shares (on a pre-split basis-see COMMON STOCK below) and 318,750 Series D Shares to Viridis, and the issuance of an additional 10,000,000,000 Company common shares (on a pre-split basis) and 318,750 Series D Shares to Corn 2.0, LLC. In addition, Viridis will retain 233,430 Series D Shares. The common shares issuable to Viridis and Corn 2.0 under the Exchange Agreement corresponded to the conversion of 129,070 Series D Shares into 20,000,000 common shares on a post-split basis after taking into account the Company’s planned 1 for 1,000 reverse stock split (effected in November 2009). Corn 2.0 was formed by the Company’s chairman to hold Company stock in reserve for the Company’s management. The total Series D Shares beneficially owned by Viridis were 867,618 as of December 31, 2009

As disclosed in detail in the section titled "SERIES E PREFERRED," below, the Senior Investment was cancelled on April 15, 2010.

During the year ended December 31, 2009, the Company converted $50,701 of debentures if Minority Interest Fund (II), LLC (MIF") into 61,250 Series D Shares (see Note 6).  In addition,  the Company issued 1,690,006 common shares to MIF upon the conversion of 16,730 of those Series D Shares.

SERIES E PREFERRED
A total 909,312 Series E preferred shares were authorized as of December 31, 2009.

During the year ended December 31, 2009, the Company issued 373,500 common shares to the Junior Investors though the conversion of Series E shares.

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

The terms of the 2009 Preferred Equity Investment are provided below as relevant to the Company’s accounting of this transaction during 2009 despite the fact that the investment was cancelled in April 2010 (See Note 12, Subsequent Events, below).

During the year ended December 31, 2009, the Company issued 373,500 common shares to the Junior Investors through the conversion of 20,000 Series E preferred shares.

On April 12, 2010, the Company entered into an agreement with all of the holders of Series E stock to surrender and cancel all of the Series E preferred shares in connnection with the cancellation of the 2009 Preferred Equity Financing.

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

In addition to the common shares issued as noted above, the Company issued 512,059 shares of common stock upon the conversion of an aggregate of $524,049 in debt during the year ended December 31, 2009 consisting of: 53,622 common shares issued to RAKJ Holdings, Inc., upon the conversion of $50,532 in debt; 179,982 common shares issued to JMJ Financial Corporation upon the conversion of $179,982 in debt; 50,000 common shares issued to MIF upon the conversion of $51,115 in debt; and 250,995 common shares issued to Mammoth Corporation upon the conversion of $242,421 in debt. The Company also issued 9,000 shares for a total of $28,300 to payoff various accounts payable during year ended December 31, 2009.

During the year ended December 31, 2009, the Company issued 241,500 common shares to various consultants in connection with the Company’s ongoing technology development efforts. These shares were issued for a total of $425,900 in research and development expenses. The Company also issued 100,000 shares for a total of $196,000 in stock-based compensation during the year.

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

During the year ended December 31, 2009, the Company paid $50,000 to GreenShift for management services and incurred $14,630 in accounts payable due to GreenShift for certain expenses paid on behalf of the Company. During the year ended December 31, 2009, the Company wrote-off $49,762 in accounts payable owed to GreenShift and a subsidiary of GreenShift. During the year ended December 31, 2009, GreenShift transferred $379,355 in costs related to the bioreactor project to the Company increasing the balance the Company owes to GreenShift to $397,835.
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

Effective April 1, 2009, the Company converted $50,701 of the MIF Debentures into 61,250 Series D Shares in connection with the Company’s increase of the conversion price for $565,656 of the balance due under the MIF Debentures from $0.0001 to $0.001 per share.

The Company analyzed this debt modification under the provisions of ASC 470-50, Modifications and Extinguishments, as further interpreted by ASC 470-50-40 (Derecognition), to determine if this modification constituted a debt extinguishment. Since there was no change to cash flows outside of the change in the conversion feature and related consideration, the Company then analyzed the change in the value of the conversion feature for significance. Based on the analysis, the change in fair value of the previously recognized beneficial conversion feature was greater than 10% of the carrying value of the debt; therefore the modification was treated as a debt extinguishment, resulting in a gain on extinguishment of $67,901 and offset to paid-in capital of $432,932 for the extinguishment of the underlying beneficial conversion feature. The balance of the MIF Note was increased by $167,594 during the year ended December 31, 2009 from cash payments MIF paid to or on behalf of the Company.

The MIF Debentures included $116,724 in accounts payable due to various third parties that was assumed by MIF on April 1, 2009, but this transaction was cancelled during the quarter ended September 30, 2009. The Company remains exclusively liable for these vendor obligations. In addition, the following principal amounts due under the MIF Debentures were assigned to unaffiliated third parties during the year ended December 31, 2009: $50,000 to RAKJ Holdings, Inc.; $125,000 to JMJ Financial Corporation $50,000 to Sunny Isle Ventures; and $157,231 (including $6,071 accrued interest) to Mammoth Corporation (see below).

The Company determined the value of the MIF Debentures at December 31, 2009 to be $1183,005, which represented the face value of the debentures plus the present value of the conversion feature. For the year ended December 31, 2009, an expense of $15,411 has been recorded for the accretion to the present value of the conversion liability at year end. The conversion liability shall increase from its present value of $15,411 at September 30, 2009 to its estimated settlement amount of $18,622 at December 31, 2010. The managing member of MIF is a relative of the Company’s chairman.

The Company issued 179,982 shares of common stock to JMJ upon the conversion of $179,982 in debt acquired from MIF and accrued interest during the year ended December 31, 2009. In addition, on June 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (the “JMJ Note”) in return for $600,000 in 12% convertible debt (the “JMJ Debenture”) issued by the Company. The principal balance due under the JMJ Note was $450,000 as of December 31, 2009 and accrued interest receivable under the JMJ Note was $28,553. The principal and accrued interest for the JMJ Note and JMJ Debenture has been presented as of December 31, 2009, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture and debentures assigned to MIF in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result the note principal being converted to a variable number of the Company's common shares.

The Company determined the value of the $600,000 JMJ Debenture at April 1, 2009 to be $793,195 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its carrying value of $193,193 at April 1, 2009 to its estimated settlement amount of $257,143 at December 31, 2010. For the year ended December 31, 2009, an expense of $23,782 has been recorded for adjustments to fair value of the conversion features on the convertible notes payable and related accrued interest. The value of the conversion liability was also reduced by $15,772 during the year for the effect of conversions of the underlying debenture noted above. The carrying value of the $600,000 JMJ Debenture was $801,205 at December 31, 2009. The Company recognized a $100,000 debt discount in relation to the difference between the $600,000 JMJ Debenture and the $500,000 JMJ Note. This discount is being amortized over the term of the debenture. The Company recognized amortization of debt discount of $22,073 for the year ended December 31, 2009

The principal balance of the JMJ Debentures when taken with the convertible debt acquired from MIF and the conversions was $551,018 as of December 31, 2009, and interest expenses of $40,211 were accrued and incurred during the year ended December 31, 2009.

The Company issued 53,622 shares of common stock to RAKJ Holdings, Inc. (“RAKJ”), upon the conversion of $50,000 in debt and $532 in interest (the “RAKJ Debenture”) during the year ended December 31, 2009. The RAKJ Debenture was convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the RAKJ Debenture assigned from MIF in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company's common shares. For the year ended December 31, 2009, an expense of $43,794 was recorded for adjustments to fair value of the conversion features on the RAKJ debenture. The full value of the conversion liability was reduced during the year for the effect of the full conversion of the underlying debenture noted above. For the year ended December 31, 2009, interest expense of $532 was incurred. The balance due under the RAKJ Note at December 31, 2009 was $0.

On July 7, 2009, MIF assigned $50,000 of the MIF Debentures to Sunny Isle Ventures (“SIV). The Company issued 47,500 shares of common stock to SIV, upon the conversion of $50,000 in debt as well as $1,115 in accrued interest during the year ended December 31, 2009 paying the debenture in full. The SIV Debenture was convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the SIV Debenture assigned from MIF in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company's common shares. For the year ended December 31, 2009, an expense of $44,445 was recorded for adjustments to fair value of the conversion features on the SIV debenture. The full value of the conversion liability was reduced during the year for the effect of the full conversion of the underlying debenture noted above. For the year ended December 31, 2009, interest expense of $1,115 was incurred and converted. The balance due under the SIV Note at December 31, 2009 was $0.

During the year ended December 31, 2009, MIF assigned $157,231 of the MIF Debentures (including accrued interest) to Mammoth Corporation (“Mammoth”). The Company issued 250,955 shares of common stock to Mammoth upon the conversion of $242,421 in debt plus accrued interest during the year ended December 31, 2009, which amounts paid off the debenture in full. The Mammoth Debenture was convertible into Company common stock at a rate equal to 50% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the Mammoth debenture assigned from MIF in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company's common shares. For the year ended December 31, 2009, an expense of $98,818 was recorded for adjustments to fair value of the conversion features on the Mammoth debenture. The full value of the conversion liability was reduced during the year for the effect of the full conversion of the underlying debenture noted above. For the year ended December 31, 2009, interest expense of $649 was paid. The balance due under the Mammoth Debenture at December 31, 2009 was $0.

NOTE 7	STOCK BASED COMPENSATION
During the year ended December 31, 2009, the Company issued a total of 341,500 shares for a total of $196,000 in stock based compensation., including 241,500 shares for consulting services rendered pertaining to the Company's development stage activities. During the year ended December 31, 2009, the Company issued 91,211 shares of common stock for a total of $707,028 stock based compensation, including 75,211 shares for the consulting services rendered pertaining to the Company's development stage activities.

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
Options exercisable at December 31, 2009 were 275 with a weighted average exercise price of $0.46 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008
Dividend yield	--	--
Expected volatility	69%	69%
Risk-free interest rate	2%	2%
Expected life	10 yrs.	10 yrs

NOTE 10	COMMITMENTS AND CONTINGENCIES
None.

NOTE 11	RESTATEMENTS
The Company has restated its financial statements for the years ended December 31, 2009 and 2008. Subsequent to the filing of the original financial statements for the years then ended, management identified certain errors and omissions in the financial statements, as follows.  Preferred stock units subscribed and related subscriptions receivable were not presented at December 31, 2009.  The weighted average number of shares of common stock outstanding for the year ended december 31, 2009 was incorrectly presented, which also resulted in an incorrect presentation of loss per share.  The detail of cash flows from operating activities was not included, and certain corrections were made to amounts disclosed for non-cash investing and financing activities for the year ended December 31, 2009.  The 2008 financial statements omitted an accrual of $18,333 in salary costs associated with officers for the prior year.

The following shows the effect of the restatements on the financial statements due to corrections of the errors noted:
Balance Sheets	12/31/09 As reported	12/31/09 As restated	12/31/08 As reported	12/31/08 As restated
Accounts payable and accrued expenses			134,183	152,517
Preferred stock, Series D	5,999	912
Additional paid-in capital	8,585,335	8,590,422
Preferred units subscribed	--	81,011,667
Subscription receivable	--	(81,011,667)
Accumulated deficit			(7,211,914)	(7,230,248)
Statements of Operations
General and administrative expenses			43,426	61,759
Net loss			(787,318)	(805,652)
Weighted average shares of common stock outstanding, basic and diluted	41,038,866	2,524,370
Net income (loss) per share, basic and diluted	(0.05)	(0.82)

Statements of Shareholders’ Equity
Series E preferred stock conversions	--	(8,785,333)	--	--
Preferred units subscribed	--	89,797,000	--	--

NOTE 12	SUBSEQUENT EVENTS
On January 14, 2010, Trevor Bourne resigned from his position as President and Chief Executive Officer of the Company. The Company has temporarily appointed Kevin Kreisler as President and Chief Executive Officer. Mr. Kreisler shall also retain the position of Chairman. Effective March 31, 2010, Mr. Bourne also resigned from the Company’s board of directors.

On April 15, 2010, the Company entered into cancellation agreements with the Senior Investors and the Junior Investors with respect to the cancellation of the 2009 Preferred Equity Financing. Under the terms of the cancellation agreements, the Company agreed to issue the Senior Investors and the Junior Investors an aggregate of 5,000,000 restricted common shares in consideration for the surrender and cancellation of all shares of Series E preferred stock and warrants issued to the investors in connection with the closing of the 2009 Preferred Equity Financing. The cancellation of the 2009 Preferred Equity Financing is effective as of March 31, 2010.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE
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
	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Common	% of Class	Series D Preferred	% of Class	Percentage of Voting Power
Kevin Kreisler	20,000,000	86.91%	867,618	100%	86.91%
Jacqueline Flynn	--	--%	--	--	--

Officers and Directors as a Group (2 persons)	20,000,000	86.91%	867,618	100%	86.91%
The address of each shareholder is One Penn Plaza, Suite 1612, New York, NY 10119.
All shares listed for Mr. Kreisler are owned of record by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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

SIGNATURE
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