Form 10-K/A
period 2008-12-31
ECOSYSTEM CORP
filed 2010-07-08
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-K/A
_________________________
(AMENDMENT No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer _Non-accelerated filer Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The number of outstanding shares of common stock held by non-affiliates of the Registrant as of April 15, 2009 was 589,000,000.

ECOSYSTEM CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

Page No
Part I
Item 1	Business	5
Item 1A	Risk Factors	8
Item 2	Description of Properties	10
Item 3	Legal Proceedings	10
Item 4	Submission of Matters to a Vote of Security Holders	10

Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchase of Equity Securities	11
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis	12
Item 8	Financial Statements and Supplementary Data	15
Item 9	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	27
Item 9A	Controls and Procedures	27
Item 9B	Other Information	28

Part III
Item 10	Directors, Executive Officers and Corporate Governance	29
Item 11	Executive Compensation	30
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	30
Item 13	Certain Relationships and Related Transactions and Director Independence	30
Item 14	Principal Accountant Fees and Services	31

Part IV
Item 15	Exhibits and Financial Statement Schedules	31

Signatures

Amendment No. 2

This Amendment No.2 on Form 10-K/A, which amends and restates items identified below with respect to the Form 10- K, filed by Ecosystem Corporation ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on April 15, 2009 (the "Original Filing"), is being filed in order to:

➢	Include restated financial statements as described in Note 12 to the financial statements;
➢	Amend Item 7, Management’s Discussion and Analysis, to reflect the amended financial statements;
➢	Amend the following notes under Item 8, Financial Statements and Supplementary Schedules, to reflect the amended financial statements;
➢
Report of Independent Auditor to indicate that the audit was conducted in accordance with the standards of the PCAOB as discussed in PCAOB Auditing Standard One and to include dual dating of report due to the restatements;

	➢	Note 12, Restatements, was updated to outline the additional changes that were made to the financial statements;

	➢	Item 9A, Controls and Procedures was revised to disclose that disclosure control procedures were not adequate at December 31, 2008;
	➢	Item 11, Executive Compensation, was revised to disclose compensation accurately;
	➢	Item 13, Certain Relationships And Related Transactions And Director Independence, was revised to disclose the relationship with GreenShift Corporation;
	➢	Item 14, Principal Accountant Fees and Services, was revised to indicate that Board approval was required; and

	➢	Item 15, Exhibits, was revised to include additional exhibits.

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

ITEM 1                                BUSINESS

OVERVIEW

EcoSystem Corporation (“we,” “our,” “us,”  “EcoSystem,” or the “Company”) is innovating industrial-scale applications of bioreactor technology that are designed to resolve compelling ecological challenges while producing value added carbon neutral products.

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

Society faces significant challenges caused by the way we grow, manage, distribute, consume and dispose of agriproducts today. These challenges include the downstream “dead-zone” shocks caused by concentrations of phosphorus and nitrogen rich effluent from confined animal processing facilities, the high carbon intensity of landfilling food waste, and the environmental and financial costs of transporting and processing food and waste. Our society has an ever-growing need for increasingly-scarce food, fuel and water resources; we cannot continue to operate in our current inefficient manner if we are to meet this ever increasing need for resources without straining our sensitive regional and planet-wide ecosystems.

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

The design of the first evolution of our bioreactor technologies is based on extensive bench trials and over 30 years of applied university research. Our primary goal during 2009 is to build at least one demonstration-scale bioreactor facility (“Pilot Facility”) to confirm our scale-up assumptions and to collect the field data we need to design and deploy commercial-scale applications of our technologies.

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

OUR TECHNOLOGIES

EcoSystem’s technologies rely on a number of natural organisms including the black soldier fly (Hermetia illucens), other compatible insects, yeast, cyanobacteria, bacteria, methanogenic archea, and various specious of fish. The species and process balance utilized for a targeted application will depend on the available waste resources and regional resource needs. Our planned Pilot Facilities will be initially based on the natural consumption behavior of the black solider fly (“BSF”).

BSF are clean, energy-efficient and voracious. They rapidly consume large quantities of feed during maturation, with a high tolerance against chemical, bacteria and pathogens that would cripple algae and other bioreactor technologies.  The natural BSF life cycle allows for the following important benefits:

➢	Rapid conversion of waste into biomass;
➢	Low energy demand and favorable carbon footprint;
➢	High tolerance to contamination equates to increased caloric uptake and survival until harvesting;
➢	Works by itself or with other organisms in an engineered food chain; and,
➢	Low cost distributed deployment based on the localized food, fuel and other resource requirements.

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

The protein and natural oils produced by BSF will be extracted using conventional rendering equipment. The protein will be sold under EcoSystem’s ECOMEAL™ brand as a high value aquaculture feed. The oil will be sold under EcoSystem’s MAGFUEL™ brand as a biodiesel feedstock to our offtake vendor, Biofuel Industries Group in Adrian, Michigan, for conversion into biodiesel.

The market opportunity for our BSF technologies in the U.S. is a function of the available sources of qualified feedstock. Qualified high-volume feedstock sources include food waste, animal and plant processing wastes, manure, and sewage.

INTELLECTUAL PROPERTIES

EcoSystem is party to a technology commercialization agreement with GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC, pursuant to which GreenShift has agreed to provide commercialization support services and access to GreenShift’s portfolio of clean technologies for applications not involving the production of renewable fuels. EcoSystem will pay GreenShift a royalty equal to 10% of the pre-tax net income generated by EcoSystem through use of GreenShift technology, and EcoSystem has agreed to sell all MAGFUEL™ and other qualified renewable fuel precursors produced by EcoSystem on an exclusive basis to GreenShift, unless waived by GreenShift.

“ESYM,” EcoSystem, MAGFUEL, ECOMEAL, the FEEDSTOCK MACHINE, and the “EcoSystem Logo” are the registered trademarks of EcoSystem Corporation.

INDUSTRY OVERVIEW

Food Scrap Waste Diverted From Landfills

The design of the first evolution of our bioreactor technologies is based on extensive bench trials and over 30 years of applied university research. Our primary goal during 2009 is to build at least one demonstration-scale bioreactor facility (“Pilot Facility”) to confirm our scale-up assumptions and to collect the field data we need to design and deploy commercial-scale applications of our technologies.

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

The problem is global: the United Nations Environment Programme (UNEP) found that over half of the food produced today is lost, wasted or discarded as a result of inefficiency in the human-managed food chain. UNEP also found that:

➢	Up to one quarter of all fresh fruits and vegetables in the U.S. are lost between the field and the table;
➢	In Australia it is estimated that food waste makes up half of that country's landfill;
➢	Almost one-third of all food purchased in the United Kingdom every year is not eaten;
➢
Over one third of the world's cereals are being used as animal feed, rising to 50 per cent by 2050 – continuing to feed cereals to growing numbers of livestock will aggravate environmental degradation;

➢
Recycling food wastes and deploying new technologies, aimed at producing biofuels, to produce sugars from discards such as straw and even nutshells could be a key environmentally-friendly alternative to increased use of cereals for livestock; and

➢	The world could feed its entire projected population growth alone simply by becoming more efficient.
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

EcoSystem incurred a loss from continuing operations of $805,652 during the twelve months ended December 31, 2008, and we had $0 in cash at December 31, 2008.  These matters raise substantial doubt about our ability to continue as a going concern.  Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

ITEM 3                                LEGAL PROCEEDINGS

None

ITEM 4                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5                                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER
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

ITEM 6                       SELECTED FINANCIAL DATA

Not applicable.

ITEM 7                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

 AND RESULTS OF OPERATION
OVERVIEW

EcoSystem Corporation (“we,” “our,” “us,”  “EcoSystem,” or the “Company”) is innovating industrial-scale applications of bioreactor technology that are designed to resolve compelling ecological challenges while producing value added carbon neutral products.

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

Society faces significant challenges caused by the way we grow, manage, distribute, consume and dispose of agriproducts today. These challenges include the downstream “dead-zone” shocks caused by concentrations of phosphorus and nitrogen rich effluent from confined animal processing facilities, the high carbon intensity of landfilling food waste, and the environmental and financial costs of transporting and processing food and waste. Our society has an ever-growing need for increasingly-scarce food, fuel and water resources; we cannot continue to operate in our current inefficient manner if we are to meet this ever increasing need for resources without straining our sensitive regional and planet-wide ecosystems.

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

The design of the first evolution of our bioreactor technologies is based on extensive bench trials and over 30 years of applied university research. Our primary goal during 2009 is to build at least one demonstration-scale bioreactor facility (“Pilot Facility”) to confirm our scale-up assumptions and to collect the field data we need to design and deploy commercial-scale applications of our technologies.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $768,787 for the year ended December 31, 2008 and $341,809 for the year ending December 31, 2007. Selling, general and administrative expenses include stock based compensation of $707,028 and $229,231 for 2008 and 2007, respectively.   Selling, general and administrative expenses are expected to remain high relative to revenues until such time that the Company can achieve enough revenue growth and obtain the economies of scale necessary to support these expenses.

Selling, general and administrative expenses attributable to discontinued operations for the years ending December 31, 2008 and 2007 were $0 and $914,237, respectively.

Interest Expense and Financing Costs

Interest expenses and financing costs for the year ended December 31, 2008 were $32,069 and $25,665 for the year ended December 31, 2007.

Net Income and Net Loss

Our net loss from continuing operations for the year ended December 31, 2008 was $805,652 and $367,474 for the year ended December 31, 2007.  Our net income attributable to discontinued operations for the year ended December 31, 2007 was $293,330.  Our net loss for the year ended December 31, 2008 was $805,652 and our net loss for the year ended December 31, 2007was $74,144.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by investing and financing activities.  For the twelve months ended December 31, 2008, net cash used by operating activities was $130,199. The Company had $156,129 in liabilities at the end of the twelve months ended December 31, 2008, and will need to obtain additional financing to satisfy these obligations.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payment on debt, obligations and capital leases and planned capital expenditures.  The Company’s capital resources consist primarily of cash generated from the issuance of debt and common stock.  At December 31, 2008 the company had $0 in cash.

The Company plans to finance its planned development activities during 2009 through a combination of (a) proceeds from the sales of pilot facilities based on our technologies to qualified early adopters, (b) proceeds from the issuance of equity and debt, and (c), if awarded, grant proceeds. In addition, the Company is actively seeking acquisition opportunities with a view towards internalizing sufficient cash flows to service the Company’s overhead, technology development and other development  needs.

Cash Flows

For the twelve months ending December 31, 2008, net cash provided by financing was $130,108. The Company had a working capital deficit of $156,129 at December 31, 2008.  In reviewing our financial statements as of December 31, 2008, our auditor concluded that there was substantial doubt as to our ability to continue as a going concern.

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

/s/ Rosenberg Rich Baker Berman & Company
     Bridgewater, New Jersey
     April 15, 2009, except for Note 12 as to which the date is May 21, 2010

ECOSYSTEM CORPORATION
 BALANCE SHEETS
S

ASSETS	12/31/08	12/31/07
		(As Restated)
Current assets:
Cash	$--	$91
Due from related parties	--	1,007,751
Total current assets	--	1,007,842
TOTAL ASSETS	$--	$1,007,842

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Due to related party	3,612	400,863
Accounts payable and accrued expenses	152,517	--
Convertible debenture, net of discounts - affiliate	--	170,293
Total current liabilities	156,129	571,156

TOTAL LIABILITIES	156,129	571,156

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value:
Series D: 1,000,000 authorized, 0 issued and outstanding	--	921
Common stock, $0.001 par value, 5,000,000,000 authorized;
8,354,328 issued and outstanding as of 12/31/07 and500,000,000 issued and outstanding as of 12/31/08
	500,000	8,354
Additional paid-in capital	6,574,119	6,852,007
Accumulated deficit	(7,230,248)	(6,424,596)

TOTAL STOCKHOLDERS’ EQUITY	(156,129)	436,686
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$--	$1,007,842

The notes to the condensed financial statements are an integral part of these statements.

ECOSYSTEM CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	12/31/08	12/31/07
	(As Restated)
Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Stock based compensation	707,028	229,231
Selling, general and administrative expenses	61,759	112,578
Total operating expenses	768,787	341,809

Operating loss	(768,787)	(341,809)

Other expenses and financing costs
Interest expense	(32,069)	(25,665)
Total other expense	(32,069)	(25,665)

Loss before provision for income taxes	(800,856)	(367,474)

Provision for income taxes	(4,796)	--

Net loss from continuing operations	$(805,652)	$(367,474)

Net income from discontinued operations	$--	$293,330

Net Income	$(805,652)	$(74,144)

Net loss per common share from continuing operations, basic and diluted	$(.02)	$(0.07)

Net loss per common share from discontinued operations, basic and diluted	$0.00	$0.06

Weighted average of shares of common stock
Outstanding, basic and diluted	53,547,882	5,260,701

The notes to the condensed financial statements are an integral part of these statements.

ECOSYSTEM CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	Series C		Series D		Series E
	Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at 12/31/06	1,600,369	$1,600	1,000,000	1,000	5,054,328	$5,054
Cancellation of shares	--	--	--	--	(60,000)	(60)
Conversion of series C to Common	(1,600,369)	(1,600)	--	--	320,000	320
Cashless exercise of warrants	--	--	--	--	123,077	123
Shares issued for services	--	--	--	--	916,923	917
Conversion of series D Preferred	--	--	(78,687)	(79)	2,000,000	2,000
Forgiveness of related party debt, net
Transfer of subsidiaries
Balance at 12/31/07	--	$--	921,313	$921	8,354,328	$8,354
Cancellation of shares	--	--	--	--	(11,407)	(11)
Shares issued for services	--	--	--	--	91,211,326	91,211
Conversion of series D Preferred	--	--	(921,313)	(921)	400,000,000	400,000
Forgiveness of related party debt, net	--	--	--	--	--	--
Issuance of fractional shares from reverse split	--	--	--	--	445,753	446
Beneficial conversion feature of convertible debt (As Restated)	--	--	--	--	--	--
Net loss, as restated
Balance at 12/31/08	--	$--	--	$--	500,000,000	$500,000

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at 12/31/06	$8,086,959	$(6,350,452)	$1,744,161
Cancellation of shares	60	--	--
Conversion of series C to Common	1,280	--	--
Cashless exercise of warrants	(123)	--	--
Shares issued for services	228,314	--	229,231
Conversion of series D Preferred	(1,921)	--	--
Forgiveness of related party debt, net	(155,348)	--	(155,348)
Transfer of subsidiaries	(1,307,214)	--	(1,307,214)
Net Loss	--	(74,144)	(74,144)
Balance at 12/31/07	$6,852,007	$(6,424,596)	$436,686
Cancellation of shares	11	--	--
Shares issued for services	615,817	--	707,028
Conversion of series D Preferred	(399,079)	--	--
Forgiveness of related party debt, net	(927,123)	--	(927,123)
Issuance of fractional shares from reverse split	(446)	--	--
Beneficial conversion feature of convertible debt (As Restated)	432,932	--	432,932
Net Loss, as restated	--	(805,652)	(787,318)
Balance at 12/31/08 (As Restated)	$6,574,119	$(7,230,248)	$(156,129)

The notes to the condensed financial statements are an integral part of these statements.

ECOSYSTEM CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008

	12/31/08	12/31/07
CASH FLOWS FROM OPERATING ACTIVITIES	(As Restated)
Net loss from continuing operations	$(805,652)	$(367,474)
Net Income from discontinued operations	--	293,330

Adjustments to reconcile net loss to net cash used in
operating activities:
Stock and stock options issued for services	707,028	229,231
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	(31,575)	5,144
Net cash provided (used) in operating activities	(130,199)	160,231
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	432,932	--
Repayment of related party debt	(302,824)	(160,140)
Net cash provided (used) by financing activities	130,108	(160,140)
Increase (decrease) in cash	(91)	91
Cash at beginning of period	91	--
Cash at end of period	$--	$91

SUPPLEMENTAL STATEMENT OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Transfer of subsidiaries into equity	$--	$1,307,214

The notes to the condensed financial statements are an integral part of these statements.

ECOSYSTEM CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1                                BASIS OF PRESENTATION

THE COMPANY

EcoSystem Corporation (“we,” “our,” “us,”  “EcoSystem,” or the “Company”) is innovating industrial-scale applications of bioreactor technology that are designed to resolve compelling ecological challenges while producing value added carbon neutral products.

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

At December 2007, we liquidated our manufacturing operation and executed a technology commercialization and license agreement with GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC, pursuant to which GreenShift has agreed to provide commercialization support services and access to GreenShift’s portfolio of clean technologies for applications not involving the production of renewable fuels. EcoSystem will pay GreenShift a royalty equal to 10% of the pre-tax net income generated by EcoSystem through use of GreenShift technology, and EcoSystem has agreed to sell all MAGFUEL™ and other qualified renewable fuel precursors produced by EcoSystem on an exclusive basis to GreenShift, unless waived by GreenShift.

NOTE 2                                GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a loss in continuing operations of $805,652 during the year ended December 31, 2008, and had an accumulated deficit and negative cash flow from continuing operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”.  SFAS No. 109 uses the asset and liability method so that deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws and tax rates.  Deferred income tax expense or benefit is based on the changes in the financial statement basis versus the tax bases in the Company’s assets or liabilities from period to period.

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

STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with SFAS 123R, “Accounting for Stock-Based Compensation”, under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

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

NOTE 4                                STOCKHOLDERS’ EQUITY

COMMON STOCK

During the second quarter of 2008 the Company issued 10,000,000 shares of common stock at $0.05 per share, the closing price on the grant date, for a total of $500,000 relating to stock based compensation.  During the third quarter of 2008 the Company issued 6,000,000 shares to the Company’s chief executive officer for services rendered.  The Company also issued 2,000,000 shares for consulting services rendered pertaining to the Company’s development stage activities. These shares were issued at $0.003, the closing price on the grant date. During the fourth quarter of 2008 the Company issued 73,211,326 shares for consulting services rendered pertaining to the Company’s development stage activities. These shares were issued at $0.003, the closing price on the grant date for a total of $707,028 relating to stock based compensation.

SERIES D PREFERRED STOCK

Shares of the Series D Preferred Stock (the “Series D Shares”) may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series D Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder).  The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares.

During the year ended December 31, 2008, the remaining shares of Series D Preferred Stock were converted into 400,000,000 shares of common stock.

NOTE 5                                DISCONTINUED OPERATIONS

As of December 31, 2007, EcoSystem’s holdings in GS Design Services, Inc. and GS Rentals, LLC were transferred to GreenShift at cost GS Design and GS Rentals were previously consolidated with EcoSystem.  The operating results for 2007 for GS Design and GS Rentals are reflected in the Statement of Operations as Discontinued Operations.

The components of discontinued operations for the years ended December 31, 2008 and 2007are as follows:

	2008	2007
Net revenues	$--	$5,695,482
Cost of revenues	--	4,385,195
Gross profit	--	1,310,287

Selling, general and administrative expense	--	914,237
(Loss) income from operations	--	396,050
Other income and expenses, net	--	102,720
Total other income and expense	--	102,720
(Loss) income before provision for income taxes	--	293,330
Total provision for tax	--	--
Net income (loss) from discontinued operations	--	293,330
Gain (loss) on disposal of discontinued operations	--	--
Total income (loss) – discontinued operations	$--	$293,330

NOTE 6                                RELATED PARTY TRANSACTIONS

As of December 31, 2008 the Company had a convertible debenture payable to Minority Interest Fund (II), LLC (“MIF”) in the amount of $432,932. This debenture was originally issued to GreenShift Corporation and was subsequently acquired by MIF during the year ended December 31, 2008. The debenture payable to MIF shall bear interest at a rate of 10% per year and matures December 31, 2010. MIF is entitled to convert the accrued interest and principal of the debenture into common stock of the Company at a conversion price of $0.0001 per share. The managing member of MIF is a relative of Kevin Kreisler, the Company’s chairman.

On January 25, 2008, a financing was completed that resulted in EcoSystem becoming the guarantor of the debts of several of its affiliates. The beneficiary of the guarantees was YA Global Investments, LP (“YAGI”), which committed to extend credit to those affiliates.  EcoSystem issued the guarantees because it expects to be the beneficiary of the projects being funded through that credit.  As of December 31, 2008, the outstanding principal and accrued interest of the debt was $44,758,833

NOTE 7                                CONVERTIBLE DEBENTURE

During the year ended December 31, 2008, Minority Interest Fund (II), LLC (“MIF”) purchased the debenture payable to GreenShift Corporation. The convertible debentures to MIF shall bear interest at a rate of 20% per year and mature on December 31, 2010.  MIF is entitled to convert the accrued interest and principal of the debenture into common stock of the Company at a conversion price of $0.0001 per share. For the year ending December 31, 2008, interest expense of $6,405 for these obligations was incurred.  The principal balance of these notes at December 31, 2008 was $432,932.  The conversion price represented a beneficial conversion feature at the commitment date which was valued at the intrinsic value of $432,932 and recorded as a debt discount.

NOTE 8                                STOCK BASED COMPENSATION

During the second quarter of 2008 the Company issued 10,000,000 shares of common stock at $0.05 per share, the closing price on the grant date, for a total of $500,000 relating to stock based compensation.  During the third quarter of 2008 the Company issued 6,000,000 shares to the Company’s chief executive officer for services rendered.  The Company also issued 2,000,000 shares for consulting services rendered pertaining to the Company’s development stage activities. These shares were issued at $0.003, the closing price on the grant date. During the fourth quarter of 2008 the Company issued 73,211,326 shares for consulting services rendered pertaining to the Company’s development stage activities at $0.003, the closing price on the grant date.  A total of $707,028 was issued as stock based compensation.

NOTE 9                                INCOME TAXES

EcoSystem Corporation has incurred losses, which have generated net operating loss carry forwards for EcoSystem Corporation as of December 31, 2008. These loss carry forwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2008 and 2006, EcoSystem Corporation’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.  The provision for income taxes for the years ended December 31, 2007 and 2006 consisted of state income tax provisions. Deferred tax assets are as follows:

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	475,000	$0.46
Issued	--	$--
Exercised	(200,000)	$--
Cancelled	--	$--
Outstanding at December 31, 2008	275,000	$0.46

Summarized information about EcoSystem Corporation’s stock options outstanding at December 31, 2008 is as follows:

Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable
				Number of Options	Weighted Average Exercise Price
$0.25	75,000	7	0.25	75,000	0.25
$0.75	200,000	7	0.75	200,000	0.75
	275,000			275,000

Options exercisable at December 31, 2008 were 275,000, with a weighted average exercise price of $0.46 per share.  The fair value of each option granted during 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2008
Dividend yield	--
Expected volatility	69%
Risk-free interest rate	2%
Expected life	10 yrs.

NOTE 11                      COMMITMENTS AND CONTINGENCIES

On January 25, 2008, a financing was completed that resulted in EcoSystem becoming the guarantor of the debts of several of its affiliates. The beneficiary of the guarantees was YA Global Investments, LP (“YAGI”), which committed to extend credit to those affiliates. EcoSystem issued the guarantees because it expects to be the beneficiary of the projects being funded through that credit. As of December 31, 2008, the outstanding principal and accrued interest of the debt was $44,758,833.

NOTE 12                      RESTATEMENTS

Ecosystem Corporation has amended the accompanying financial statements for the fiscal year ended December 31, 2008. The restatements are necessary (1) as a result of the change in how the conversion feature of the convertible debenture was reported as of December 31, 2008, (2) in order to clarify some of its disclosures and (3) to record additional executive compensation of $18,334 previously omitted.  The  conversion  feature  of the  convertible  debenture  was  originally recorded  as a  derivative  in the amount of  $432,932  when it should have been recorded as a  beneficial  conversion  feature in the amount of $432,932  with a corresponding  increase to additional paid in capital. These restatements had no effect on total assets.

The following shows the effect of the restatements on the financial statements:

	12/31/08	12/31/08
Balance Sheets:	As reported	As restated

Accounts payable and accrued expenses	$134,183	$152,517
Additional paid in capital	6,141,187	6,574,119
Accumulated deficit	(7,211,914)	(7,230,248)

	12/31/08	12/31/08
Statements of Operations:	As reported	As restated

Selling, general and administrative expenses	$43,426	$61,759
Loss before provision for income taxes	(782,523)	(800,856)
Net income (loss)	(787,318)	(805,652)

Earnings (loss) per share:
Continuing operations	$(0.01)	$(0.02)

	12/31/08	12/31/08
Statements of Stockholders’ Equity:	As reported	As restated

Net income	(787,318)	(805,652)

	12/31/08	12/31/08
Statements of Cash Flows:	As reported	As restated

Net loss	$(787,318)	$(805,652)
Increase in accounts payable and accrued expenses	(49,909)	(31,575)

ITEM 9                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A                      CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2008.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2008.  Management determined that at December 31, 2008, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements.  Contributing to this lack of sufficient resources was the unanticipated voluntary turnover of key personnel late in the year.  This material weakness resulted in the identification of adjustment during the financial statement close process that have been recorded in the financial statements.  The Company’s plan to correct this deficiency is to obtain sufficient additional working capital resources to enable the Company to hire additional staff.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the Internal Control—Integrated Framework issued by COSO.

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

Ms. Flynn is the chief financial officer of EcoSystem Corporation since December 2008.  Jacqueline Flynn has twenty years experience in financial accounting for both public and private companies.  Ms. Flynn has been employed since 2006 as Controller of GreenShift Corporation, an affiliate of Carbonics Capital.  From 2002 to 2005, Ms. Flynn was employed as Chief Financial Officer by Accent Mortgage Company of Alpharetta, Georgia.  During the three years prior to 2002 Ms. Flynn was employed by Lahaina Acquisitions, Inc., a public company that owned Accent Mortgage Company during that period.  She was employed by Lahaina Acquisitions first as Controller and then as Chief Financial Officer.  Ms. Flynn was awarded an M.B.A. in 1994 by Brenau University.

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

ITEM 11                      EXECUTIVE COMPENSATION

The following table sets forth compensation information for EcoSystem Corporation’s executive officers during the years indicated as relevant. As of December 31, 2008, no executive officer held shares of exercisable options for EcoSystem Corporation’s Common Stock.

Name and Principal Position	Annual Compensation				Long-term Compensation	All Other Compensation
	Year	Salary	Bonus	Other	Securities Underlying Options Granted (shares)
Glen Courtright	2008	$8,333	$--	$--	--	$--
President and Chief Executive Officer	2007	--	--	--	--	--
Jackie Flynn	2008	$10,000	$--	$--	--	$--
Chief Financial Officer	2007	--	--	--	--	--

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Glen Courtright which provides for an annual salary of $125,000, payable in stock and/or cash, periodic bonuses, four weeks’ vacation and participation in any employee plans made available to all Company employees.  The agreement terminates in December, 2013.  All other employees are at-will employees of the Company.

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

	Amount and Nature of Beneficial Ownership
Name and Address(1)			Series D		Percentage of
Of Beneficial Owner	Common	% of Class	Preferred	% of Class	Voting Power
Kevin Kreisler(2)	400,320,000	80.0%	--	--	80.00%
Glen Courtright	7,000,000	1.2%	--	--	1.2%
(1)	The address of each shareholder is One Penn Plaza, Suite 1612, New York, NY 10119.

(2)	All shares listed for Mr. Kreisler are owned of record by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2008 the Company had a convertible debenture payable to Minority Interest Fund (II), LLC (“MIF”) in the amount of $432,932. This debenture was originally issued to GreenShift Corporation and was subsequently acquired by MIF during the year ended December 31, 2008. The debenture payable to MIF shall bear interest at a rate of 20% per year and matures December 31, 2010. MIF is entitled to convert the accrued  interest  and principal of the debenture  into common stock of the Company at a conversion price of $0.0001 per share. The managing member of MIF is a relative of Kevin Kreisler, the Company’s chairman.

GreenShift Corporation is a related party. The Company’s subsidiary, EcoSystem Technologies, LLC is party to an early adopter license agreement with GS CleanTech Corporation, a subsidiary of GreenShift. In addition, the majority shareholder of the Company, Viridis Capital, LLC, is also the majority shareholder of GreenShift Corporation. Viridis is owned by the Company’s chairman and chief executive officer.

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

All Other Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2008 and $0 in 2007 for services not described above.

 It is the policy of the Company’s Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors.  All of the services described above were approved by the Board of Directors.

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

10.4
Unit Subscription Agreement dated July 24, 2009 among EcoSystem Corporation  and  Copperbottom  Investments,  Ltd.,  Absentia  Holdings,  Ltd.,  On Time Investments,  Ltd.,  Agri-Technologies,   Ltd.,  and  Britannia  Securities  International, Ltd. filed on Form 8/A – filed April 9, 2010, and incorporated herein by reference.

10.5
Account   Management   Agreement   dated  July  24,  2009  among  EcoSystem Corporation and Copperbottom Investments, Ltd., Absentia Holdings, Ltd., On Time  Investments,  Ltd.,  Agri-Technologies,  Ltd.,  Britannia  Securities International, Ltd., and Elco Securities, Ltd. filed on Form 8/A – filed April 9, 2010, and incorporated herein by reference.

10.6	Employment Agreement between EcoSystem Corporation and Glen Courtright.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

ECOSYSTEM CORPORATION

By:	/S/ GLEN COURTRIGHT GLEN COURTRIGHT Chief Executive Officer
Date:	May 21, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ JACQUELINE FLYNN JACQUELINE FLYNN Chief Financial Officer and Principal Accounting Officer
Date:	May 21, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ KEVIN KREISLER KEVIN KREISLER Director
Date:	May 21, 2009