Form 10-Q/A
period 2009-03-31
ECOSYSTEM CORP
filed 2010-07-08
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-Q/A
_________________________
(Amendment No. 1)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___     No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  Accelerated filer___   Non-accelerated filer  Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes     No X

The number of outstanding shares of common stock as of May 19, 2009 was 662,623,825.

ECOSYSTEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2009

Amendment No. 1

This Amendment No.1 on Form 10-Q/A, which amends and restates items identified below with respect to the Form 10- Q, filed by Ecosystem Corporation ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on May 19, 2009 (the "Original Filing"), is being filed in order to:

➢	Include restated financial statements as described in Note 10 to the financial statements;
➢	Add Note 10, Restatements, to outline the changes that were made to the financial statements;

➢	Revise Item 4, Controls and Procedures to clarify that the Company’s controls and procedures were not adequate.
None of the other disclosures in this Report have been amended or updated. For updated information about Ecosystem Corporation, please refer to the more recent filings made with the SEC.

PART I – FINANCIAL STATEMENTS

ITEM 1                                FINANCIAL STATEMENTS (UNAUDITED)

ECOSYSTEM CORPORATION
CONDENSED BALANCE SHEETS
 AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS	3/31/09 (As Restated)	12/31/08 (As Restated)
Current assets:
Project development cost	$6,916	$--
Total current assets	6,916	--
TOTAL ASSETS	$6,916	$--

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Due to related party	5,700	3,612
Accounts payable and accrued expenses	210,096	152,517
Convertible debenture	70,117	--
Total current liabilities	285,913	156,129

TOTAL LIABILITIES	285,913	156,129

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 5,000,000,000 authorized;
589,000,000 issued and outstanding as of 3/31/09 and
500,000,000 issued and outstanding as of 12/31/08	589,000	500,000
Additional paid-in capital	6,649,919	6,574,119
Accumulated deficit	(7,517,916)	(7,230,248)

TOTAL STOCKHOLDERS’ EQUITY	(278,997)	(156,129)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$6,916	$--

The notes to the condensed financial statements are an integral part of these statements.

ECOSYSTEM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three Months	Three Months
	Ended 3/31/09	Ended 3/31/08

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Stock based compensation	81,200	--
Research and development	76,800	--
Selling, general and administrative expenses	53,012	26,315
Total operating expenses	211,012	26,315

Operating loss	(211,012)	(26,315)

Other expenses and financing costs
Amortization of note discount	(54,117)	--
Interest expense and financing costs	(22,539)	--
Interest expense and financing costs	(22,539)	--

Loss before provision for income taxes	(287,668)	(26,315)

Provision for income taxes	--	--

Net loss from continuing operations	$(287,668)	$(26,315)

Net income (loss)	$(287,668)	$(26,315)

Weighted average shares of common stock
Outstanding, basic and diluted	510,944,444	8,354,328

Net loss per common share from continuing operations	$--	$--

Net loss, basic and diluted	$--	$--

The notes to the condensed financial statements are an integral part of these statements.

ECOSYSTEM CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
 FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND THE YEAR ENDED DECEMBER 31, 2008

	Series D Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance at 12/31/07	921,313	921	8,354,328	$8,354
Cancellation of shares	--	--	(11,407)	(11)
Shares issued for services	--	--	91,211,326	91,211
Conversion of series D Preferred	(921,313)	(921)	400,000,000	400,000
Forgiveness of related party debt, net	--	--	--	--
Issuance of fractional shares from reverse split	--	--	445,753	446
Beneficial conversion feature of convertible debt	--	--	--	--
Balance at 12/31/08, as restated	--	$--	500,000,000	$500,000

Shares issued for services	--	--	89,000,000	89,000

Net loss
Balance at 3/31/09, as restated	--	$--	589,000,000	$589,000

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at 12/31/07	$6,852,007	$(6,424,596)	$436,686
Cancellation of shares	11	--	--
Shares issued for services	615,817	--	707,028
Conversion of series D Preferred	(399,079)	--	--
Forgiveness of related party debt, net	(927,123)	--	(927,123)
Issuance of fractional shares from reverse split	(446)	--	--
Beneficial conversion feature of convertible debt	432,932	--	432,932
Net Loss, as restated	--	(805,652)	(805,652)
Balance at 12/31/08, as restated	$6,574,119	$(7,230,248)	$(156,129)

Shares issued for services	75,800	--	164,800
Net Loss	--	(287,668)	(287,668)
Balance at 3/31/09, as restated	$6,649,919	$(7,517,916)	$(278,997)

The notes to the condensed financial statements are an integral part of these statements.

ECOSYSTEM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three Months	Three Months
	Ended 3/31/09	Ended 3/31/08

CASH FLOW FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(18,088)	$--
Net cash used by operating activities	(18,088)	--
CASH FLOW FROM INVESTING ACTIVITIES
Change in investments	--	--
Net cash used in investing activities	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	16,000	--
Loan proceeds from related parties	2,088	--
Net cash provided by financing activities	18,088	--

Net increase (decrease) in cash	$--	$--
Cash at beginning of period	--	91
Cash at end of period	$--	$91

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Stock issued for compensation	158,000	--

The notes to the condensed financial statements are an integral part of these statements.

 NOTE 1                      BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations for the full year.  When  reading the financial  information  contained in this Quarterly Report,  reference should be  made to the financial statements,  schedule and notes contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

EcoSystem and GS CleanTech Corporation are party to an Early Adopter License Agreement (the “EALA”) involving use of GS CleanTech’s Cellulosic Corn™ technology platform on a most favored basis. The EALA calls for the payment of royalties to GS CleanTech equal to 10% of EcoSystem’s pre-tax net income deriving from the use of GS CleanTech’s feedstock conditioning technologies, lipid production, extraction and refining technologies, and carbon dioxide reformation technologies. The EALA additionally calls for EcoSystem to sell all fats and/or oils that it produces but does not directly refine into biofuel to GS CleanTech at 60% of the price of diesel fuel at the time of shipment. EcoSystem’s is entitled to use Cellulosic Corn™ technology on a royalty-free basis in its first 100 million gallons per year of corn ethanol production assets (if successfully acquired). GS CleanTech is a wholly owned subsidiary of GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC.

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

NOTE 4                                RELATED PARTY TRANSACTIONS

As of March 31, 2009, the Company had a convertible debenture payable to Minority Interest Fund (II), LLC (“MIF”) in the amount of $448,932. This debenture was originally issued to GreenShift Corporation and was subsequently acquired by MIF during the year ended December 31, 2008. The debenture payable to MIF shall bear interest at a rate of 20% per year and matures December 31, 2010. MIF is entitled to convert the accrued interest and principal of the debenture into common stock of the Company at a conversion price of $0.0001 per share. The managing member of MIF is a relative of the Company’s chairman.

On January 25, 2008, a financing was completed that resulted in EcoSystem becoming the guarantor of the debts of GreenShift Corporation, EcoSystem’s former parent company. The beneficiary of the guarantees was YA Global Investments, LP (“YAGI”), which committed to extend credit to GreenShift and its subsidiaries. EcoSystem issued the guarantees because it is the beneficiary of the projects being funded through that credit. As of March 31, 2009, the outstanding principal and accrued interest of the debt was $48,406,629.

During the three months ended March 31, 2009, the Company issued 48,000,000 common shares to various consultants in connection with the Company’s ongoing technology development efforts.  These shares were issued at $0.0016 for a total of $76,800 in research and development expenses during the quarter ended March 31, 2008.

NOTE 5                                CONVERTIBLE DEBENTURE

During the year ended December 31, 2008, Minority Interest Fund (II), LLC (“MIF”) purchased the debenture payable to GreenShift Corporation. The convertible debentures to MIF shall bear interest at a rate of 20% per year and matures on December 31, 2010.  MIF is entitled to convert the accrued interest and principal of the debenture into common stock of the Company at a conversion price of $0.0001 per share. For the three months ended March 31, 2009, the debenture increased by $16,000.  For the three months ended March 31, 2009, interest expense of $22,539 for these obligations was incurred.   For the three months ended March 31, 2009, amortization expense of $54,117 for this obligation was incurred  The principal balance of this note at March 31, 2009 was $448,932.

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

NOTE 7                                OPTIONS AND WARRANTS

The following is a table of stock options and warrants outstanding as of March 31, 2009.

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	275,000	$0.46
Issued	--	$--
Exercised	--	$--
Cancelled	--	$--
Outstanding at December 31, 2008	275,000	$0.46
Issued		$--
Exercised	--	$--
Cancelled	--	$--
Outstanding at March 31, 2009	275,000	$0.46

Summarized information about EcoSystem Corporation’s stock options outstanding at March 31, 2009 is as follows:

Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable
				Number of Options	Weighted Average Exercise Price
$0.25	75,000	7	0.25	75,000	0.25
$0.75	200,000	7	0.75	200,000	0.75
	275,000	--	--	275,000	--

Options exercisable at March 31, 2009 were 275,000, with a weighted average exercise price of $0.4605 per share.  The fair value of each option granted during 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2007
Dividend yield	--
Expected volatility	69%
Risk-free interest rate	2%
Expected life	10 yrs.

NOTE 8                      COMMITMENTS AND CONTINGENCIES

On January 25, 2008, a financing was completed that resulted in EcoSystem becoming the guarantor of the debts of GreenShift Corporation, EcoSystem’s former parent company. The beneficiary of the guarantees was YA Global Investments, LP (“YAGI”), which committed to extend credit to GreenShift and its subsidiaries. EcoSystem issued the guarantees because it is the beneficiary of the projects being funded through that credit. As of March 31, 2009, the outstanding principal and accrued interest of the debt was $48,406,629.

NOTE 9                      SUBSEQUENT EVENTS

On April 17, 2009, Viridis entered into an exchange agreement with the Company to convert its existing holdings in the Company into 1,000,000 shares of Company Series D Preferred Stock, which conversion reversed the December 2, 2008 conversion by Viridis of 1,000,000 shares of Series D Preferred Stock into 400,000,000 shares of Company common stock. The December 2, 2008 conversion had required the prior consent of YAGI. Viridis has guaranteed all amounts due to YAGI and is party to an agreement with YAGI that calls for the preferential liquidation of Viridis’ assets prior to exercising any rights under the Company’s guaranty agreement with YAGI (see Note 8, Commitments and Contingencies, above). Viridis’ guarantees are secured in part by Viridis’ holdings in the Company. The Company’s common shares outstanding after the cancellation of the 400,000,000 shares previously issued to Viridis is completed will be 262,623,825. Viridis and the Company are currently in discussions with YAGI relative to the execution of an agreement to modify or eliminate the Company’s guaranty agreement, which agreement is planned to call for the conversion of Viridis’ 1,000,000 Series D shares back into common stock. Shares of the Series D Preferred  Stock (the "Series D Shares") may be converted by the holder into Company common stock.  The conversion  ratio is such that the full  1,000,000  Series D Shares  originally  issued convert into Company common shares   representing  80%  of  the  fully  diluted  outstanding  common  shares outstanding after the conversion  (which includes all common shares  outstanding plus  all  common  shares  potentially  issuable  upon  the  conversion  of  all derivative securities not held by the holder). The holder of Series D Shares may cast the number of votes at a  shareholders  meeting or by written  consent that equals  the  number  of  common  shares  into  which  the  Series D  Shares  are convertible  on the record  date for the  shareholder  action.  In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend  that would be payable if the Series D Shares were  converted  into Company  common shares prior to the dividend.  In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution  of $0.001 per share,  and will share in the  distribution  as if the  Series D Shares had been  converted  into common shares

On May 7, 2009, EcoSystem entered into a Management Services Agreement with Global Ethanol, LLC to provide corporate and plant management services to EcoSystem. EcoSystem is currently evaluating a number of qualified acquisition opportunities in the renewable fuels industry that have the infrastructure EcoSystem believes to be needed to implement and scale its technologies. EcoSystem’s strategy is to leverage any successfully acquired assets and cash flows to defray its technology and financing risk as EcoSystem commercialize our technologies. Global Ethanol brings existing operational expertise and commodities management infrastructure that will be key to the successful operation of any facilities that EcoSystem may acquire. Global Ethanol is assisting in the completion of due diligence relative to the completion of EcoSystem’s planned acquisition of renewable fuel production assets currently under term sheet. The Management Services Agreement (“MSA”) calls for the payment to Global Ethanol of compensation at the rate of $20,000 per month plus reimbursement of direct costs.  On May 11, 2009, EcoSystem appointed Trevor Bourne, the Chief Executive Officer of Global Ethanol, to EcoSystem’s board of directors. Mr. Bourne’s appointment shall be effective on May 31, 2009.

On May 15, 2009, EcoSystem and GS CleanTech Corporation entered into an Early Adopter License Agreement (the “EALA”) involving use of GS CleanTech’s Cellulosic Corn™ technology platform. The EALA calls for the payment of royalties to GS CleanTech equal to 10% of EcoSystem’s pre-tax net income deriving from the use of GS CleanTech’s feedstock conditioning technologies, lipid production, extraction and refining technologies, and carbon dioxide reformation technologies. The EALA additionally calls for EcoSystem to sell all fats and/or oils that it produces but does not directly refine into biofuel to GS CleanTech at 60% of the price of diesel fuel at the time of shipment. EcoSystem’s is entitled to use Cellulosic Corn™ technology on a royalty-free basis in its first 100 million gallons per year of corn ethanol production facility (if successfully acquired). The EALA is non-exclusive but GS CleanTech granted EcoSystem most favored licensee status in the EALA. This status shall be subject to cancellation in the event that EcoSystem fails to commercialize the licensed technologies on the following schedule: bench testing shall be completed on or before May 15, 2010; pilot testing shall be completed on or before May 15, 2011; a commercial-scale pilot facility shall be built on or before May 15, 2012; and, commercial sales shall have been initiated on or before May 15, 2013. Ecosystem shall provide all of the capital resources needed to build bench, pilot and commercial scale facilities based on these technologies under the EALA.  GS CleanTech is a wholly owned subsidiary of GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC.

On May 15, 2009, EcoSystem and Global Ethanol, LLC entered into a non-exclusive Testing License Agreement (the “TLA”) pursuant to which EcoSystem and Global Ethanol shall test certain feedstock conditioning technologies to designed to enhance corn-derived ethanol and oil production yield, to decrease raw material consumption costs and fossil fuel utilization by the corn ethanol process, and to improve the nutritional value of distillers grain.

NOTE 10                      RESTATEMENTS

Ecosystem Corporation has amended the accompanying financial statements at March 31, 2009 and for the fiscal year ended December 31, 2008. The restatements are necessary to record additional executive compensation of $18,334 previously omitted for the year ended December 31, 2008.

The following shows the effect of the restatements on the financial statements:

	3/31/09	3/31/09	12/31/08	12/31/08
Balance Sheets:	As reported	As restated	As reported	As restated

Accounts payable and accrued expenses	$191,762	$210,096	$134,183	$152,517
Accumulated deficit	(7,499,582)	(7,517,916)	(7,211,914)	(7,230,248)

			12/31/08	12/31/08
			As reported	As restated
Statements of Stockholders’ Equity:
Net Loss			(787,318)	(805,652)

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

EcoSystem Corporation (“we,” “our,” “us,”  “EcoSystem,” or the “Company”) is innovating balanced applications of biological, chemical and physical technologies that are designed to resolve compelling ecological challenges while producing value-added carbon-neutral products.

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

Interest Expense and Financing Costs

Interest expenses and financing costs for the three months ended March 31, 2009 were $22,539 and $0 for the three months ended March 31, 2008.  Amortization of note discount was $54,117 and $0, respectively for the three months ended March 31, 2009 and 2008.

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

Cash Flows

For the three months ending March 31, 2009, net cash provided by financing was $18,088. The Company had a working capital deficit of $260,664 at March 31, 2009.

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

In the course of making our assessment of the effectiveness of our disclosure controls and procedures, we identified a material weakness.  This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The material weakness pertains to the Company’s lack of staffing for the timely completion of the Company’s periodic financial statements. The lack of employees prevents us from segregating disclosure duties.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  The Company’s plan to correct this deficiency is to obtain sufficient additional working capital resources to enable the Company to hire additional staff.  Based on the results of this assessment, our Chief Executive Officer and our Chief Financial Officer concluded that because of the above condition, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ECOSYSTEM CORPORATION

By:	/S/ GLEN COURTRIGHT GLEN COURTRIGHT Chief Executive Officer
Date:	May 21, 2009

/S/ JACQUELINE FLYNN JACQUELINE FLYNN Chief Financial Officer
Date:	May 21, 2009