Form 10-Q
period 2010-06-30
ECOSYSTEM CORP
filed 2010-08-20
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED JUNE 30, 2010

COMMISSION FILE NO.: 0-32143

ECOSYSTEM CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	20-3148296
(State of incorporation)	(IRS employer identification number)

One Penn Plaza, Suite 1612, New York, NY	10119
(Address of principal executive offices)	(Zip code)
(212) 994-5374
(Registrant’s telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One): Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X

The number of outstanding shares of common stock as August 20, 2010 was 667,997,978.

ECOSYSTEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2010

PART I – FINANCIAL STATEMENTS

ITEM 1                      FINANCIAL STATEMENTS

ECOSYSTEM CORPORATION
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS	6/30/2010	12/31/2009
Current assets:
Cash	$561	$2,551
Due from affiliate	--	--
Total current assets	561	2,551
Other assets:
Project development costs	379,355	379,355
Notes receivable	516,575	484,264
Total other assets	895,930	863,619

TOTAL ASSETS	$896,491	$866,170

LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$412,460	$219,072
Accrued interest	69,863	37,654
Accrued interest – related party	92,721	50,259
Convertible debentures, net of discounts	818,795	674,296
Convertible debentures, net of discounts – related party	777,671	183,005
Liability to be settled in stock	71,400	--
Due to related party	18,689	397,835
Total current liabilities	2,261,599	1,562,121

TOTAL LIABILITIES	2,261,599	1,562,121

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $0.001 par value, 500,000,000 authorized
Series D: 1,000,000 authorized, 909,970 and 912,137 issued and outstanding, respectively	910	912
Series E: 909,312 authorized, none outstanding	--	--
Common stock, $0.001 par value, 5,000,000,000 authorized;
44,110,327 and 23,013,457 issued and outstanding, respectively	44,109	23,013
Additional paid-in capital	8,654,461	8,590,422
Accumulated deficit	(10,064,588)	(9,310,298)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,365,108)	(695,951)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$896,491	$866,170

The notes to the Condensed Financial Statements are an integral part of these statements.

ECOSYSTEM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended		Six Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09

Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Stock based compensation	--	6,800	--	88,000
Research and development	97,115	11,751	116,538	88,551
Bad debt expense	121,561	--	121,561	--
General and administrative expenses	111,754	57,592	210,012	110,604
Total operating expenses	330,430	76,143	448,111	287,156

Operating loss	(330,430)	(76,143)	(448,111)	(287,156)

Other income (expense)
Interest income	16,155	26,775	32,311	26,775
Interest income – related party	--	50,000	--	50,000
Gain on extinguishment of debt	--	67,901	--	67,901
Cancellation fees	(71,400)	--	(71,400)	--
Amortization of debt discount	(7,881)	(16,562)	(18,822)	(70,679)
Change in convertible liabilities	(51,944)	(548,758)	(62,032)	(548,758)
Change in convertible liabilities – related party	(48,201)	(372,138)	(52,994)	(372,138)
Interest expense	(28,492)	(28,609)	(79,912)	(28,609)
Interest expense – related party	(43,297)	(74,574)	(53,330)	(97,113)
Total other income (expense)	(235,060)	(895,963)	(306,179)	(972,619)

Loss before provision for income taxes	(565,490)	(972,107)	(754,290)	(1,259,775)

Provision for income taxes	--	(1,155)	--	(1,155)

Net loss	$(565,490)	$(973,262)	$(754,290)	$(1,260,929)

Weighted average shares of common stock
Outstanding, basic and diluted	37,240,801	315,179	32,380,662	412,521

Net loss per share, basic and diluted	$(0.02)	$(3.09)	$(0.02)	$(3.06)

The notes to the Condensed Financial Statements are an integral part of these statements.

ECOSYSTEM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Six Months Ended	Six Months Ended
	6/30/10	6/30/09

CASH FLOW FROM OPERATING ACTIVITIES
Operative cash flows	$(76,240)	$(82,974)
Net cash used in operating activities	(76,240)	(82,974)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable repayment	--	50,000
Net cash used in investing activities	--	50,000
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	74,250	24,500
Repayment on convertible notes	--	--
Loan proceeds from related parties	--	9,949
Net cash provided by financing activities	74,250	34,449
Net increase (decrease) in cash	$(1,990)	$1,475
Cash at beginning of period	2,551	--
Cash at end of period	$561	$1,475
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Stock issued for conversion of debt	$68,421	$219,768
Conversion of preferred stock into common	$13,816	$400,000
Conversion of convertible liabilities	$9,431	$--
Affiliate debentures issued for payment of accounts payable	$2,865	$--
Transfer of accrued interest to debentures	$10,868	$--
Assignment of related party debt to debenture	$445,114	$--
Accounts payable assumed under convertible debentures	$--	$116,724
Notes receivable exchanged for convertible debentures	$--	$1,000,000

The notes to the Condensed Financial Statements are an integral part of these statements.

ECOSYSTEM CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of operations have been included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2009.

THE COMPANY

EcoSystem Corporation (“we,” “our,” “us,”  “EcoSystem,” or the “Company”) is a clean technology development company with a focus on developing innovations designed to resolve compelling ecological challenges while producing value added carbon neutral and negative products.

Carbon dioxide is the most abundant waste produced by human activity. Continued accumulation in Earth’s atmosphere and oceans needs to be avoided in order to prevent severe climate change. The majority of our waste carbon emissions come from the combustion of fossil fuels to produce electricity, to power transportation, to heat our homes and to manufacture products. The scientific consensus is that these activities are directly responsible for increasing atmospheric carbon dioxide concentrations to the highest that they have been for more than 650,000 years. However, and despite the increased focus on renewable sources of energy, fossil fuels will continue to play a vital and dominant role in providing the majority of our energy needs over at least the next 50 years. Most scientists agree that, unabated, the combustion of fossil fuels to meet these needs will pump enough carbon dioxide into the global ecosystem to bring about severe climate change. Our collective challenge is to stem the tide – to channel the flow of waste carbon emissions in ways that stimulate economic growth and preserve quality of life while preventing the continued accumulation of carbon dioxide in Earth’s atmosphere and oceans.

EcoSystem’s ambition is to contribute to the resolution of this challenge by developing new clean technologies that reduce and reuse carbon emissions. Our plan to do so while building shareholder value is to develop, license and support technologies and projects that beneficially reuse waste carbon emissions in ways that reduce consumption of fossil fuels, increase use of sustainable raw materials, and decrease production of wastes and emissions.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a loss in continuing operations of $754,290 during the six months ended June 30, 2010, and had an accumulated deficit and negative cash flow from continuing operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share represent the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.  Potential future dilutive securities include common shares issuable under the Company’s outstanding convertible debentures and shares of Series D preferred stock as of June 30, 2010 as described more fully in these Notes to the Company’s Condensed Financial Statements.

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets.  Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount.  These costs and discounts are generally amortized over the life of the related debt.  During the six months ended June 30, 2010, the Company recorded amortization of the note discount in the amount of $18,822.

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

Fair Value
As of June 30, 2010	Level 1	Level 2	Level 3	Total
Embedded conversion liabilities	$-	$--	$322,211	$322,211

The following table reconciles, for the period ended June 30, 2010, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed financial statements:
Balance of Embedded Conversion Liability at December 31, 2009	$216,616
Present Value of beneficial conversion features of new debentures	101,955
Reductions in fair value due to principal conversions	(9,431)
Accretion adjustments to fair value - beneficial conversion features	13,072
Balance at June 30, 2010	$322,211

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

During the six months ended June 30, 2010, Minority Interest Fund (I), LLC (“MIF”) converted 1,636 shares of Series D preferred stock into 5,453,300 common shares. An additional 531 shares of Series D preferred stock beneficially owned by Viridis Capital, LLC (“Viridis”) were converted during the six months ended June 30, 2010 into 6,867,000 common shares. On July 9, 2010, Viridis converted 189,425 Series D Shares into 500,000,000 common shares.

The Company’s Series E Preferred Stock was authorized during 2009 in connection with the Preferred Equity Financing.  The Company entered into an agreement to cancel all Series E shares previously issued in April 2010, which agreement called for the issuance of a total of 5,000,000 Company common shares and the retention of another 1,869,000 common shares previously issued to the relevant investors in anticipation of converting Series E shares. All Series E shares are consequently pending cancelation.  The 5,000,000 common shares to be issued to the relevant investors have been recorded as liabilities due to be settled in stock and were valued as of the April 15, 2010 commitment date.

COMMON STOCK

In addition to the common shares issued noted above, the Company issued 7,281,069 shares of common stock upon the conversion of an aggregate of $75,702 in debt during the six months ended June 30, 2010 consisting of: 4,520,202 common shares issued to Mammoth Corporation  upon the conversion of $47,702 in accrued interest; 700,000 common shares issued to JMJ

Financial Corporation upon the conversion of $18,000 in debt; 778,816 common shares issued to Sunny Isles Ventures, LLC upon the conversion of $5,000 in debt; and 1,282,051 common shares issued to Mazuma Funding upon the conversion of $5,000 in debt.

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

During the six months ended June 30, 2010, the Company invoiced Carbonics Capital Corporation for $121,561 related to research and development costs.  A reserve for doubtful accounts in the amount of $121,561 has been set up in regards to this receivable.  Carbonics Capital Corporation was previously owned by our majority shareholder, Viridis Capital, LLC.

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 6, Convertible Debentures, below).  The managing member of MIF is a relative of the Company’s chairman.

NOTE 6	CONVERTIBLE DEBENTURES

As of December 31, 2009, the Company had a convertible debenture payable to Minority Interest Fund (II), LLC (“MIF”) in the amount of $167,594 (the “MIF Debenture”).  The convertible debt issued to MIF bears interest at a rate of 20% and matures on December 31, 2011. The MIF Debentures are convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the twenty trading days preceding conversion.  During the six months ended June 30, 2010, the Company assigned $445,114 in related party debt owed to GreenShift Corporation to the MIF Debenture thereby increasing the debenture by this amount.  The MIF Debenture was also increased by $156,765 in additional advances during the six months ended June 30, 2010 and $7,900 in accrued interest was reclassed and added to the principal. The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the MIF Debenture at December 31, 2009 to be $183,005 which represented the face value of the debenture of $167,594 plus the present value of the conversion feature.  During the six months ended June 30, 2010, MIF sold a portion of the MIF Debenture in the amounts of $21,075 (including accrued interest of $2,968) to Mazuma Funding and $50,000 to Sunny Isles Ventures.  During the six months ended June 30, 2010, the Company recognized additional conversion liabilities at present value of $50,835 for additional funding received and recorded an expense of $2,159 for the accretion to fair value of the conversion liability for the six months.  The carrying value of the MIF Debenture was $777,671 at June 30, 2010, and included principal of $709,266 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $68,405 at June 30, 2010 to its estimated settlement value of $78,576 at December 31, 2011. Interest expense of $53,330 for these obligations was accrued for the six months ended June 30, 2010.

On June 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (“the JMJ Note”) in return for $600,000 in 12% convertible debt (“the JMJ Debenture”) issued by the Company. The Company recognized a $100,000 debt discount in relation to the difference between the $600,000 JMJ Debenture and the $500,000 JMJ Note. This discount is being amortized over the term of the debenture. The Company recognized amortization of debt discount of $18,822 for the six months ended June 30, 2010.  The principal balance receivable under the JMJ Note was $450,000 as of June 30, 2010 and accrued interest receivable under the JMJ Note was $66,575. The principal and accrued interest for the JMJ Note and JMJ Debenture has been presented as of June 30, 2010, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture dated June 9, 2009 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMJ Debenture could result in the note principal being converted to a variable number of the Company’s common shares.

The Company determined the value of the JMJ Debenture at December 31, 2009 to be $789,876 which represented the face value of the debenture and accrued interest plus the present value of the conversion feature. During the six months ended June 30, 2010, JMJ converted $18,000 on this debenture into 700,000 common shares.  During the six months ended June 30, 2010, the Company recognized a reduction in conversion liability at present value of $5,796 for the conversions. For the six months ended June 30, 2010, an expense of $20,607 has been recorded to recognize the present value of the conversion features for additional accrued interest and for the accretion to fair value of the conversion liability.  The carrying value of the $600,000 JMJ Debenture was $817,803 at June 30, 2010 which represented the face value of the debenture and accrued interest plus the present value of the conversion feature.  The liability for the conversion feature shall increase from its present value of $216,017 at June 30, 2010 to its estimated settlement amount of $256,344 at June 11, 2012.  For the six months ended June 30, 2010, interest expense of $31,115 for these obligations was incurred.

On May 25, 2010, the Company entered into a convertible promissory note with Asher Enterprises, Inc. (“Asher”) in the amount of $30,000 (the “Asher Note”).  The convertible debt issued to Asher bears interest at a rate of 8% and matures on February 26, 2011. The Asher Note is convertible into Company common stock at a rate equal to 55% multiplied by the market price, defined as the average of the lowest three trading prices for the Company’s common stock for the ten trading days preceding the one trading day prior to conversion.  Asher will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the outstanding the Company’s common shares. The Company accounted for the Asher Note in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Asher Note could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the Asher Note at May 25, 2010 to be $52,852 which represented the face value of the debenture of $30,000 plus the present value of the conversion feature.  During the three months ended June 30, 2010, the Company recorded an expense of $218 for the accretion to fair value of the conversion liability for the period.  The carrying value of the Asher Note was $53,070 at June 30, 2010, and included principal of $30,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $23,070 at June 30, 2010 to its estimated settlement value of $24,545 at February 26, 2011. Interest expense of $237 for these obligations was accrued for the six months ended June 30, 2010.

MIF sold a portion of its MIF Debenture to Mazuma Funding, Corp. (“Mazuma”) in the amount of $21,075 (including $2,968 accrued interest) on May 21, 2010 (the “Mazuma Debenture”).  The convertible debt sold to Mazuma bears interest at a rate of 20% and matures on December 31, 2010. The Mazuma Debentures are convertible into Company common stock at a rate equal to 60% of the lowest volume weighted average price for the Company’s common stock for the five trading days preceding conversion.  The Company accounted for the Mazuma Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mazuma Debentures could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the Mazuma Debentures at May 21, 2010 to be $34,365 which represented the face value of the debenture of $21,075 plus the present value of the conversion feature.  During the three months ended June 30, 2010, the Company recognized a reduction in conversion liability at present value of $3,153 for the conversions.  During the six months ended June 30, 2010, the Company recorded an expense of $146 for the accretion to fair value of the conversion liability for the six months.  The carrying value of the Mazuma Debentures was $26,358 at June 30, 2010, and included principal of $16,075 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $10,283 at June 30, 2010 to its estimated settlement value of $10,717 at December 31, 2010. Interest expense of $1,862 for these obligations was accrued for the six months ended June 30, 2010.

MIF sold a portion of its MIF Debenture to Sunny Isle Ventures (“SIV”) in the amount of $50,000 on April 15, 2010 (the “SIV Debenture”).  The convertible debt sold to SIV bears interest at a rate of 5% and matures on December 31, 2011. The SIV Debentures are convertible into Company common stock at a rate equal to 50% of the average closing market price for the Company’s common stock for the five trading days preceding conversion.  SIV will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the outstanding the Company’s common shares. The Company accounted for the SIV Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the SIV Debentures could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the SIV Debentures at April 15, 2010 to be $54,816 which represented the face value of the debenture of $50,000 plus the present value of the conversion feature.  During the three months ended June 30, 2010, the Company recognized a reduction in conversion liability at present value of $482 for the conversions.  During the six months ended June 30, 2010, the Company recorded an expense of $103 for the accretion to fair value of the conversion liability for the six months.  The carrying value of the SIV Debentures was $49,437 at June 30, 2010, and included principal of $45,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $4,437at June 30, 2010 to its estimated settlement value of $5,000 at December 31, 2011. Interest expense of $479 for these obligations was accrued for the six months ended June 30, 2010.

NOTE 7	STOCK BASED COMPENSATION

During the six months ended June 30, 2010, the Company’s recorded the issuance of a total of 5,100,000 common shares related to the cancellation of the Preferred Equity Financing for a total of $71,400 relating to cancellation fees .

During the six months ended June 30, 2009, the Company issued 37,000,000 shares of common stock for a total of $81,200 relating to stock based compensation.

NOTE 8	SUBSEQUENT EVENTS

623,387,651 shares were issued between July 1, 2010 and August 20, 2010, 501,650,000 upon conversion of Series D Preferred Stock held by Viridis Capital, LLC, 96,837,651 upon conversion of debt, and 24,900,000 in exchange for consulting services.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EcoSystem Corporation (“we,” “our,” “us,”  “EcoSystem,” or the “Company”) is a clean technology development company with a focus on developing innovations designed to resolve compelling ecological challenges while producing value added carbon neutral and negative products.

Carbon dioxide is the most abundant waste produced by human activity. Continued accumulation in Earth’s atmosphere and oceans needs to be avoided in order to prevent severe climate change. The majority of our waste carbon emissions come from the combustion of fossil fuels to produce electricity, to power transportation, to heat our homes and to manufacture products. The scientific consensus is that these activities are directly responsible for increasing atmospheric carbon dioxide concentrations to the highest that they have been for more than 650,000 years. However, and despite the increased focus on renewable sources of energy, fossil fuels will continue to play a vital and dominant role in providing the majority of our energy needs over at least the next 50 years. Most scientists agree that, unabated, the combustion of fossil fuels to meet these needs will pump enough carbon dioxide into the global ecosystem to bring about severe climate change. Our collective challenge is to stem the tide – to channel the flow of waste carbon emissions in ways that stimulate economic growth and preserve quality of life while preventing the continued accumulation of carbon dioxide in Earth’s atmosphere and oceans.

EcoSystem’s ambition is to contribute to the resolution of this challenge by developing new clean technologies that reduce and reuse carbon emissions. Our plan to do so while building shareholder value is to develop, license and support technologies and projects that beneficially reuse waste carbon emissions in ways that reduce consumption of fossil fuels, increase use of sustainable raw materials, and decrease production of wastes and emissions.

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

Plan of Operations

The Company's operations for the year to date have mostly involved laboratory-scale research and development activities.  The scope of these operations is expected to continue for the balance of the year moving forward.  The Company is currently evaluating a number of opportunities involving the acquisition of high risk, early stage clean technologies.  Our research and development activities can be expected to increase if we successfully acquire additional technologies.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

There were no revenues for the three months ended June 30, 2010 or for the three months ended June 30, 2009.  There was no cost of revenues for the three months ended June 30, 2010 or for the three months ended June 30, 2009.

Operating Expenses

Operating expenses were $330,430 for the three months ended June 30, 2010 and $76,143 for the three months ended June 30, 2009.   Included in the three months ended June 30, 2010 was $97,115 in research and development costs, $121,561 in bad debt expense, $111,754 in general and administrative expenses and $0 in stock-based compensation as compared to $11,751 in research and development costs, $0 in bad debt expense, $57,592 in general and administrative expenses and $6,800 in research and development costs associated with stock issuances to various consultants for the three months ended June 30, 2009.

Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2010 and 2009 were ($235,060) and ($895,963), respectively.  Included in the three months ended June 30, 2010 was $71,789 of interest expense, consisting of $28,492 in interest expense, $43,297 in interest expense-related party, $71,400 in loan cancellation fees, as well as $100,145 in non-cash expenses associated with the changes in the conversion features embedded in the convertible debentures issued by the Company during the three months ended June 30, 2010 and $920,895 for the three months ended June 30, 2009.  Amortization of note discount was $7,881 and $16,562, respectively for the three months ended June 30, 2010 and 2009.

Expenses Associated with Change in Convertible Liabilities

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture.  We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional value for the conversion features of $100,145 for the three months ended June 30, 2010 has been recognized within other income (expense) as changes in conversion liabilities in the accompanying financial statements, and includes $48,201 for related party debt.

Net Loss

Our net loss for the three months ended June 30, 2010 and 2009 was $565,490 and $973,262 respectively.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

There were no revenues for the six months ended June 30, 2010 or for the six months ended June 30, 2009.  There was no cost of revenues for the six months ended June 30, 2010 or for the six months ended June 30, 2009.

Operating Expenses

Operating expenses were $448,111 for the six months ended June 30, 2010 and $287,156 for the six months ended June 30, 2009.   Included in the six months ended June 30, 2010 was $116,538 in research and development costs, $121,561 in bad debt expense, $210,012 in general and administrative expenses and $0 in stock-based compensation as compared to $88,551 in research and development, $0 in bad debt expense, $110,604 in general and administrative expenses and $88,000 in research and development costs associated with stock issuances to various consultants for the six months ended June 30, 2009.

Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2010 and 2009 were ($306,179) and ($972,619), respectively.  Included in the six months ended June 30, 2010 was $71,400 of loan cancellation fees, $133,242 of interest expense, consisting of $79,912 in interest expense, $53,330 in interest expense due to a related party, as well as $115,026 in non-cash expenses associated with the changes in the conversion features embedded in the convertible debentures issued by the Company during the six months ended June 30, 2010 and $920,895 for the six months ended June 30, 2010.  Amortization of note discount was $18,822 and $70,679, respectively for the six months ended June 30, 2010 and 2009.

Expenses Associated with Change in Convertible Liabilities

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture.  We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional value for the conversion features of $115,026 for the six months ended June 30, 2010 has been recognized within other income (expense) as changes in conversion liabilities in the accompanying financial statements, and includes $52,994 for related party debt.

Net Loss

Our net loss for the six months ended June 30, 2010 and 2009 was $754,290 and $1,260,929 respectively.

Liquidity and Capital Resources

The Company's capital requirements consist of general working capital needs, planned research and development expenditures involving our ongoing commercialization efforts with our technologies.  The Company's capital resources consist primarily of cash generated from the issuance of debt and stock.  The Company relied on the issuance of convertible debt during the six months ended June 39, 2010 to cover its capital needs.  Our plan moving forward involves continued investment in the research and development of our technologies.  We also plan to raise and invest additional capital in pilot-scale deployments of those of our technologies that demonstrate their qualification for scaling beyond the bench stage, with a goal of producing cash flow from operating activities.

Cash Flows

For the six months ended June 30, 2010, net cash provided by financing activities was $74,250. The Company had a working capital deficit of $2,261,038 at June 30, 2010, which includes $322,211 in liabilities associated with the conversion features embedded in the convertible debentures issued by the Company, as well as $564,987 in convertible debt due to third parties and $709,266 in convertible debt due to related parties.  The working capital deficit net of these amounts is $664,574.

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

The following are exhibits filed as part of Ecosystem’s Form 10Q for the quarter ended June 30, 2010:

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

ECOSYSTEM CORPORATION

By: /s/	PAUL MILLER PAUL MILLER Chief Executive Officer
Date: August 20, 2010

By: /s/	JACQUELINE FLYNN JACQUELINE FLYNN Chief Financial Officer
Date: August 20, 2010