Form 10-Q
period 2010-09-30
ECOSYSTEM CORP
filed 2010-11-19
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

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

The number of outstanding shares of common stock as November 19, 2010 was 3,537,599,936.

ECOSYSTEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL STATEMENTS

ITEM 1                      FINANCIAL STATEMENTS

ECOSYSTEM CORPORATION
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS	9/30/2010	12/31/2009
Current assets:
Cash	$526	$2,551
Due from affiliate	--	--
Total current assets	526	2,551
Other assets:
Project development costs	379,355	379,355
Notes receivable	532,908	484,264
Total other assets	912,264	863,619

TOTAL ASSETS	$912,789	$866,170

LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$580,075	$219,072
Accrued interest	89,926	37,654
Accrued interest – related party	46,053	50,259
Convertible debentures, net of discounts	1,024,771	674,296
Convertible debentures, net of discounts – related party	705,355	183,005
Liability to be settled in stock	71,400	--
Due to related party	95,102	397,835
Total current liabilities	2,612,682	1,562,121

TOTAL LIABILITIES	2, 612,682	1,562,121

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $0.001 par value, 500,000,000 authorized
Series D: 1,000,000 authorized, 891,241 and 912,137 issued and outstanding, respectively	891	912
Series E: 909,312 authorized with none outstanding	--	--
Common stock, $0.001 par value, 5,000,000,000 authorized;
843,367,570 and 23,013,457 issued and outstanding, respectively	843,367	23,013
Additional paid-in capital	8,038,703	8,590,422
Accumulated deficit	(10,582,854)	(9,310,298)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,699,893)	(695,951)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$912,789	$866,170

The notes to the Condensed Financial Statements are an integral part of these statements.

ECOSYSTEM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended		Nine months Ended
	9/30/10	9/30/09	9/30/10	9/30/09

Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Stock based compensation	29,880	58,500	29,880	146,500
Research and development	116,538	387,000	233,076	475,551
Bad debt expense	--	--	121,561	--
General and administrative expenses	157,432	68,597	367,444	179,202
Total operating expenses	303,850	514,097	751,961	801,253

Operating loss	(303,850)	(514,097)	(751,961)	(801,253)

Other income (expense)
Interest income	16,333	17,806	48,644	44,581
Interest income – related party	--	48,422	--	98,422
Gain on extinguishment of debt	--	--	--	67,901
Cancellation fees	(1,500)	--	(72,900)	--
Amortization of debt discount	(7,881)	(8,333)	(26,703)	(79,012)
Change in convertible liabilities	(156,210)	97,177	(218,242)	(451,580)
Change in convertible liabilities – related party	4,495	(9,406)	(48,499)	(381,543)
Interest expense	(50,361)	(20,825)	(130,273)	(49,434)
Interest expense – related party	(19,292)	(56,682)	(72,622)	(153,795)
Total other income (expense)	(214,416)	68,159	(520,595)	(904,460)

Loss before provision for income taxes	(518,266)	(445,938)	(1,272,556)	(1,705,713)

Provision for income taxes	--	--	--	(1,155)

Net loss	$(518,266)	$(445,938)	$(1,272,556)	$(1,706,868)

Weighted average shares of common stock
Outstanding, basic and diluted	602,630,415	2,082,962	224,630,018	977,681

Net loss per share, basic and diluted	$(0.00)	$(0.21)	$(0.01)	$(1.75)

The notes to the Condensed Financial Statements are an integral part of these statements.

ECOSYSTEM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	9/30/10	9/30/09

CASH FLOW FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(76,275)	$(67,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable repayment	--	50,000
Net cash provided by investing activities	--	50,000
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	74,250	29,750
Repayment on convertible notes	--	(19,648)
Loan proceeds from related parties	--	9,949
Net cash provided by financing activities	74,250	20,051
Net increase (decrease) in cash	$(2,025)	$2,186
Cash at beginning of period	2,551	--
Cash at end of period	$526	$2,186
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Stock issued for conversion of debt	$179,176	$670,023
Conversion of preferred stock into common	$620,266	$400,000
Conversion of convertible liabilities	$59,558	$--
Affiliate debentures issued for payment of accounts payable	$2,865	$--
Transfer of accrued interest to debentures	$10,868	$--
Assignment of related party debt to debenture	$445,114	$--
Effect on additional paid-in capital from extinguishment of related party debt	$--	$497,755
Notes receivable exchanged for convertible debentures	$--	$500,000

The notes to the Condensed Financial Statements are an integral part of these statements.

ECOSYSTEM CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results of operations have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2009.

NOTE 2	NATURE OF OPERATIONS
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a loss in continuing operations of $1,272,556 during the nine months ended September 30, 2010, and had an accumulated deficit and negative cash flow from operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share represent the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.  Potential future dilutive securities include common shares issuable under the Company’s outstanding convertible debentures and shares of Series D preferred stock as of September 30, 2010 as described more fully in these Notes to the Company’s Condensed Financial Statements.

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets.  Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount.  These costs and discounts are generally amortized over the life of the related debt.  During the nine months ended September 30, 2010 and 2009, the Company recorded amortization of the note discount in the amount of $26,703 and $79,012, respectively.
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

	Fair Value
As of September 30, 2010	Level 1	Level 2	Level 3	Total
Embedded conversion liabilities	$--	$--	$423,798	$423,798

The following table reconciles, for the period ended September 30, 2010, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed financial statements:

Balance of Embedded Conversion Liability at December 31, 2009	$216,616
Present Value of beneficial conversion features of new debentures	242,970
Reductions in fair value due to principal conversions	(59,558)
Accretion adjustments to fair value - beneficial conversion features	23,770
Balance at September 30, 2010	$423,798

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

During the nine months ended September 30, 2010, Minority Interest Fund (I), LLC (“MIF”) converted 7,249 shares of Series D preferred stock into 67,690,656 common shares. An additional 67,341 shares of Series D preferred stock beneficially owned by Viridis Capital, LLC (“Viridis”) were converted during the nine months ended September 30, 2010 into 550,881,000 common shares.

The Company’s Series E Preferred Stock was authorized during 2009 in connection with the Preferred Equity Financing.  The Company entered into an agreement to cancel all Series E shares previously issued in April 2010, which agreement called for the issuance of a total of 5,000,000 Company common shares and the retention of another 1,869,000 common shares previously issued to the relevant investors in anticipation of converting Series E shares. All Series E shares are consequently pending cancelation.  The 5,000,000 common shares to be issued to the relevant investors (and 100,000 shares due to the escrow agent) have been recorded as liabilities due to be settled in stock and were valued as of the April 15, 2010 commitment date.

COMMON STOCK

In addition to the common shares issued noted above, the Company issued 175,186,956 shares of common stock upon the conversion of an aggregate of $179,176 in debt during the nine months ended September 30, 2010 consisting of: 28,887,105 common shares issued to Mammoth Corporation  upon the conversion of $78,001 in accrued interest; 27,700,000 common shares issued to JMJ Financial Corporation upon the conversion of $24,750 in debt; 778,816 common shares issued to Sunny Isles Ventures, LLC upon the conversion of $5,000 in debt; 70,997,279 common shares issued to Mazuma Funding upon the conversion of $55,424 in debt; 30,000,000 common shares issued to E-LionHeart Associates upon the conversion of $9,000 in debt and 16,823,756 common shares issued to Long Side Ventures upon the conversion of $7,000 in debt.

NOTE 5	RELATED PARTY TRANSACTIONS
On May 15, 2009, EcoSystem and GS CleanTech Corporation entered into an Early Adopter License Agreement (the EALA) involving use of several of GS CleanTech’s technologies. The EALA calls for the payment of royalties to GS CleanTech equal to 10% of EcoSystems pre-tax net income deriving from the use of GS CleanTech’s technologies (excluding corn oil extraction). EcoSystem shall provide all of the capital resources needed to build bench, pilot and commercial scale facilities based on these technologies under the EALA. GS CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC. The Company received a favorable response for grant funding sought for the Company’s feedstock conditioning technologies during 2009, however, the Company elected not to proceed given the requirements of the relevant grant program. This particular technology was demonstrated during the year ended December 31, 2009 to result in more than 6% more biofuel yield by pre-conditioning corn prior to fermentation to increase the concentration of sugar available for fermentation into alcohol as well as oil available for extraction.

During the nine months ended September 30, 2010, the Company invoiced Carbonics Capital Corporation for $121,561 related to research and development costs.  A reserve for doubtful accounts in the amount of $121,561 has been set up in regards to this receivable.  Carbonics Capital Corporation was previously owned by our majority shareholder, Viridis Capital, LLC.

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 6, Convertible Debentures, below).  The managing member of MIF is a relative of the Company’s chairman.

NOTE 6	CONVERTIBLE DEBENTURES
As of December 31, 2009, the Company had a convertible debenture payable to Minority Interest Fund (II), LLC (“MIF”) in the amount of $167,594 (the “MIF Debenture”).  The convertible debt issued to MIF bears interest at a rate of 20% and matures on December 31, 2011. The MIF Debentures are convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the twenty trading days preceding conversion.  The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the MIF Debenture at December 31, 2009 to be $183,005 which represented the face value of the debenture of $167,594 plus the present value of the conversion feature.  During the nine months ended September 30, 2010, the Company assigned $445,114 in related party debt owed to GreenShift Corporation to the MIF Debenture thereby increasing the debenture by this amount.  The MIF Debenture was also increased by $167,669 in additional advances during the nine months ended September 30, 2010 and $94,364 in accrued interest was reclassed and added to the principal. During the nine months ended September 30, 2010, MIF sold a portion of the MIF Debenture in the amounts of $21,075 (including accrued interest of $2,968) to Mazuma Funding, $50,000 to Sunny Isles Ventures, $40,000 to Mazuma, $32,500 to Long Side Ventures, $35,000 to E-LionHeart Associates and $57,688 to Mammoth Corporation.  During the nine months ended September 30, 2010, the Company recognized additional conversion liabilities at present value of $44,917 for additional funding received and recorded an expense of $3,582 for the accretion to fair value of the conversion liability for the nine months.  The carrying value of the MIF Debenture was $705,356 at September 30, 2010, and included principal of $641,446 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $63,910 at September 30, 2010 to its estimated settlement value of $71,432 at December 31, 2011. Interest expense of $72,622 for these obligations was accrued for the nine months ended September 30, 2010.

On June 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (“the JMJ Note”) in return for $600,000 in 12% convertible debt (“the JMJ Debenture”) issued by the Company. The Company recognized a $100,000 debt discount in relation to the difference between the $600,000 JMJ Debenture and the $500,000 JMJ Note. This discount is being amortized over the term of the debenture. The Company recognized amortization of debt discount of $26,703 for the nine months ended September 30, 2010.  The principal balance receivable under the JMJ Note was $450,000 as of September 30, 2010 and accrued interest receivable under the JMJ Note was $82,908. The principal and accrued interest for the JMJ Note and JMJ Debenture has been presented as of September 30, 2010, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture dated June 9, 2009 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMJ Debenture could result in the note principal being converted to a variable number of the Company’s common shares.

The Company determined the value of the JMJ Debenture at December 31, 2009 to be $835,420 which represented the face value of the debenture and accrued interest plus the present value of the conversion feature. During the nine months ended September 30, 2010, JMJ converted $24,750 on this debenture into 27,700,000 common shares.  During the nine months ended September 30, 2010, the Company recognized a reduction in conversion liability at present value of $8,076 for the conversions. For the nine months ended September 30, 2010, an expense of $31,737 has been recorded to recognize the present value of the conversion features for additional accrued interest and for the accretion to fair value of the conversion liability.  The carrying value of the $600,000 JMJ Debenture was $784,664 at September 30, 2010 which represented the face value of the debenture and accrued interest plus the present value of the conversion feature minus the unamortized debt discount of $51,224.  The liability for the conversion feature shall increase from its present value of $224,865 at September 30, 2010 to its estimated settlement amount of $260,302 at June 11, 2012.  For the nine months ended September 30, 2010, interest expense of $47,101 for these obligations was incurred.

On May 25, 2010, the Company entered into a convertible promissory note with Asher Enterprises, Inc. (“Asher”) in the amount of $30,000 (the “Asher Note”).  The convertible debt issued to Asher bears interest at a rate of 8% and matures on February 26, 2011. The Asher Note is convertible into Company common stock at a rate equal to 55% multiplied by the market price, defined as the average of the lowest three trading prices for the Company’s common stock for the ten trading days preceding the one trading day prior to conversion.  Asher will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The Company accounted for the Asher Note in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Asher Note could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the Asher Note at May 25, 2010 to be $52,852 which represented the face value of the debenture of $30,000 plus the present value of the conversion feature.  During the nine months ended September 30, 2010, the Company recorded an expense of $783 for the accretion to fair value of the conversion liability for the period.  The carrying value of the Asher Note was $53,635 at September 30, 2010, and included principal of $30,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $23,635 at September 30, 2010 to its estimated settlement value of $24,545 at February 26, 2011. Interest expense of $842 for these obligations was accrued for the nine months ended September 30, 2010.

MIF sold a portion of its MIF Debenture to Mazuma Funding, Corp. (“Mazuma”) in the amount of $21,075 (including $2,968 accrued interest) on May 21, 2010 (the “Mazuma Debenture”) and $40,000 on July 6, 2010.  The convertible debt sold to Mazuma bears interest at a rate of 20% and matures on December 31, 2010. The Mazuma Debentures are convertible into Company common stock at a rate equal to 60% of the lowest volume weighted average price for the Company’s common stock for the five trading days preceding conversion.  The Company accounted for the Mazuma Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mazuma Debentures could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the Mazuma Debentures at May 21, 2010 to be $34,365 which represented the face value of the debenture of $21,075 plus the present value of the conversion feature.  The Company determined the value of the new Mazuma Debenture at July 6, 2010 to be $65,833 which represented the face value of the debenture of $40,000 plus the present value of the conversion less the present value of the conversion feature.  During the nine months ended September 30, 2010, the Company recognized a reduction in conversion liability at present value of $35,718 for conversions during the period.  During the nine months ended September 30, 2010, the Company recorded an expense of $362for the accretion to fair value of the conversion liability for the nine months.  The carrying value of the Mazuma Debentures was $9,418 at September 30, 2010, and included principal of $5,651 and the value of the conversion liability. The liability for the conversion feature of $3,767 at September 30, 2010 is equal to its estimated settlement value. Interest expense of $1,695 for these obligations was accrued for the nine months ended September 30, 2010.

MIF sold a portion of its MIF Debenture to Sunny Isle Ventures (“SIV”) in the amount of $50,000 on April 15, 2010 (the “SIV Debenture”).  The convertible debt sold to SIV bears interest at a rate of 5% and matures on December 31, 2011. The SIV Debentures are convertible into Company common stock at a rate equal to 50% of the average closing market price for the Company’s common stock for the five trading days preceding conversion.  SIV will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the outstanding the
Company’s common shares. The Company accounted for the SIV Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the SIV Debentures could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the SIV Debentures at April 15, 2010 to be $54,816 which represented the face value of the debenture of $50,000 plus the present value of the conversion feature.  During the nine months ended September 30, 2010, the Company recognized a reduction in conversion liability at present value of $482 for conversions during the period.  During the nine months ended September 30, 2010, the Company recorded an expense of $226 for the accretion to fair value of the conversion liability for the nine months.  The carrying value of the SIV Debentures was $49,560 at September 30, 2010, and included principal of $45,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $4,560 at September 30, 2010 to its estimated settlement value of $5,000 at December 31, 2011. Interest expense of $2,267 for these obligations was accrued for the nine months ended September 30, 2010.

MIF sold a portion of its MIF Debenture to Long Side Ventures (“LSV”), the successor to Sunny Isle Ventures, in the amount of $32,500 on July 14, 2010 (the “LSV Debenture”).  The convertible debt sold to LSV bears interest at a rate of 20% and matures on December 31, 2010. The LSV Debentures are convertible into Company common stock at a rate equal to 50% of the average closing market price for the Company’s common stock for the five trading days preceding conversion.  LSV will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The Company accounted for the LSV Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the LSV Debentures could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the LSV Debentures at July 14, 2010 to be $63,611 which represented the face value of the debenture of $25,500 plus the present value of the conversion feature.  During the nine months ended September 30, 2010, the Company recognized a reduction in conversion liability at present value of $6,701 for conversions during the period.  During the three months ended September 30, 2010, the Company recorded an expense of $758 for the accretion to fair value of the conversion liability for the period.  The carrying value of the LSV Debentures was $50,668 at September 30, 2010, and included principal of $25,500 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $25,168 at September 30, 2010 to its estimated settlement value of $25,500 at December 31, 2011. Interest expense of $1,221 for these obligations was accrued for the three months ended September 30, 2010.

MIF sold a portion of its MIF Debenture to E-LionHeart Associates (“E-Lion”) in the amount of $35,000 on September 22, 2010 (the “E-Lion Debenture”).  The convertible debt sold to E-Lion bears interest at a rate of 20% and matures on December 31, 2011. The E-Lion Debenture is convertible into Company common stock at a rate equal to 50% of the average of the three lowest reported closing market price for the Company’s common stock for the twenty trading days preceding conversion.  The Company accounted for the E-Lion Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the E-Lion Debentures could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the E-Lion Debentures at September 22, 2010 to be $68,371 which represented the face value of the debenture of $35,000 plus the present value of the conversion feature.  During the three months ended September 30, 2010, the Company recognized a reduction in conversion liability at present value of $8,581 for conversions during the period.  During the three months ended September 30, 2010, the Company recorded an expense of $815 for the accretion to fair value of the conversion liability for the period.  The carrying value of the E-Lion Debentures was $51,605 at September 30, 2010, and included principal of $26,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $25,605 at September 30, 2010 to its estimated settlement value of $26,000 at December 31, 2011. Interest expense of $114 for these obligations was accrued for the three months ended September 30, 2010.

MIF sold a portion of its MIF Debenture to Mammoth Corporation (“Mammoth”) in the amount of $57,688 on September 30, 2010 (the “Mammoth Debenture”).  The convertible debt sold to Mammoth bears interest at a rate of 20% and matures on December 31, 2011. The Mammoth Debenture is convertible into Company common stock at a rate equal to 50% of the lowest reported closing market price for the Company’s common stock for the five trading days preceding conversion.  The Company accounted for the Mammoth Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mammoth Debentures could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the Mammoth Debentures at September 22, 2010 to be $108,897 which represented the face value of the debenture of 57,688 plus the present value of the conversion feature.  During the three months ended September 30, 2010, the Company recorded an expense of $1,080 for the accretion to fair value of the conversion liability for the period.  The carrying value of the Mammoth Debentures was $109,977 at September 30, 2010, and included principal of $57,688 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $52,289 at September 30, 2010 to its estimated settlement value of $57,688 at December 31, 2011. Interest expense of $252 for these obligations was accrued for the nine months ended September 30, 2010.

NOTE 7	STOCK BASED COMPENSATION
During the nine months ended September 30, 2010, the Company’s recorded the grant of a total of 5,100,000 common shares related to the cancellation of the Preferred Equity Financing for a total of $71,400 relating to cancellation fees.  A consultant for the Company was issued 24,900,000 shares valued at $29,880 for consulting services performed.

During the nine months ended September 30, 2009, the Company issued 37,000,000 shares of common stock for a total of $81,200 relating to stock based compensation.

NOTE 8	SUBSEQUENT EVENTS
Between October 1, 2010 and November 19, 2010, the Company issued a total of 299,010,691 common shares upon conversion of debt, as well as 2,250,000,000 shares of common stock upon conversion of 35,632 shares of Series D Preferred Stock held by Viridis Capital, LLC, the Company’s majority shareholder.

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

We have licensed a technology portfolio from GS CleanTech Corporation, a subsidiary of GreenShift Corporation, an entity whose majority owner is the same as our majority owner.  The technology portfolio includes several feedstock and product conditioning technologies, lipid and alcohol production and refining technologies, and carbon dioxide recycling and refining technologies. While these technologies have wide application potential in several industries and processes, we are initially focused on developing applications of these technologies for use in the existing first generation U.S. corn ethanol industry. We believe that the composition and extent of the installed ethanol complex and the relatively uncomplicated nature of its inputs and outputs presents compelling opportunities to defray risk as we commercialize our technologies. Importantly, significant demand exists today for technologies that enhance the efficiency and sustainability of refining corn into liquid fuel. We believe that satisfying this demand can be expected to result in reduced reliance on petroleum products, more efficient use of natural resources, increased use of biomass-derived fuels and other products, and decreased greenhouse gas emissions on globally-meaningful scales.

Plan of Operations

The Company's operations for the year to date have mostly involved laboratory-scale research and development activities, as well as evaluation of additional technology licensing and development opportunities. The scope of these operations is expected to continue for the balance of the year moving forward and during 2011. Our research and development activities can be expected to increase if we successfully acquire additional technologies.

Successful commercialization of the Company’s technologies will require the sequential progression through bench, pilot and commercial-scale pilot testing. Management’s risk mitigation policies call for a subjective analysis of the results produced by testing during and the end of each of the above stages. The goals of this analysis include an assessment of overall feasibility, the establishment of design parameters for cost-efficient scaling to the next sequential stage, and confirmation of previously established design assumptions and stage-specific objectives that Management believes to be required for continuation of research and development activities. None of these determinations can be known prior to testing at each stage. The purpose of each stage of testing for each technology is to provide Management with sufficient information to determine whether or not additional investment into that technology is warranted.

The Company’s research and development efforts during 2010 exclusively involved bench testing with novel, patent-pending technologies which have demonstrated the capability of catalyzing the conversion of carbonaceous gases including carbon dioxide into renewable fuels. Testing thus far with this technology has demonstrated the potential for conversion of carbon dioxide into methane at high rates. In addition, this technology has demonstrated the potential for conversion of carbon dioxide directly into liquid fuels, including ethanol. Management plans to conduct additional testing with this technology for the foreseeable future subject to availability of capital.

The Company’s research and development efforts during 2009 involved early stage testing with the Company’s patented and patent-pending feedstock conditioning technologies licensed under the EALA and, more specifically, the flash desiccation technology licensed to the Company under the EALA. The research and development costs incurred during 2009 predominantly related to a series of trials involving this technology. Management plans to conduct additional testing with this technology subject to availability of capital.

The Company’s Management collectively has several advanced engineering and technical degrees and many years of experience in technology development and commercialization. To conserve costs and to help defray risk, Management retains technical staff on a subcontract basis depending upon the subject matter or technical discipline implicated by the Company’s research. In the case of the above mentioned tests, these trials were completed by the Company’s staff and subcontracted technical consultants.

Additional Disclosures Involving the EALA

On May 15, 2009, EcoSystem and GS CleanTech Corporation entered into an Early Adopter License Agreement (the “EALA”) involving use of several of GS CleanTech’s technologies. The EALA calls for the payment of royalties to GS CleanTech equal to 10% of EcoSystem’s pre-tax net income deriving from the use of GS CleanTech’s technologies (excluding corn oil extraction). Since generation of pre-tax net income can only derive from commercialized implementations of the Company’s technologies, no payments are due under the EALA until the Company has successfully commercialized a technology licensed under the EALA. EcoSystem shall provide all of the capital resources needed to build bench, pilot and commercial scale facilities based on these technologies under the EALA. GS CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC. The Company received a favorable response for grant funding sought for the Company’s feedstock conditioning technologies for during 2009, however, the Company elected not to proceed given the requirements of the relevant grant program. This particular technology was demonstrated during 2009 to result in more than 6% more biofuel yield by pre-conditioning corn prior to fermentation to increase the concentration of sugar available for fermentation into alcohol as well as oil available for extraction. No payments have been made to date or are currently due under the Company’s license agreement with GS CleanTech. Management does not anticipate completion of bench and pilot testing and commencing commercial operations with technologies licensed under that agreement during 2010 or 2011, but completion of testing and development of a reasonable assessment of the economic feasibility of large scale implementation  can be achieved within 36 months, depending upon the results of additional testing and the availability of capital for additional research and development activities.

We plan to finance the ongoing development of our technologies, as well as acquisitions of additional strategically compatible technologies, through issuance of new debt and equity.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

There were no revenues for the three months ended September 30, 2010 or for the three months ended September 30, 2009.  There was no cost of revenues for the three months ended September 30, 2010 or for the three months ended September 30, 2009.

Operating Expenses

Operating expenses were $303,850 for the three months ended September 30, 2010 and $514,097 for the three months ended September 30, 2009.   Included in the three months ended September 30, 2010 was $29,880 in stock based compensation, $116,538 in research and development costs, and $157,432 in general and administrative expenses as compared to $58,500 in stock based compensation, $387,000 in research and development costs (including $6,800 in research and development costs associated with stock issuances to various consultants), and $68,597 in general and administrative expenses for the three months ended September 30, 2009.

Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2010 and 2009 were ($214,416) and $68,159 respectively.  Included in the three months ended September 30, 2010 was $69,653 of interest expense (consisting of $50,361 in interest expense, $19,292 in interest expense - related party), $1,500 in loan cancellation fees as well as $151,715 in non-cash expenses associated with the changes in the conversion features embedded in the convertible debentures issued by the Company during the three months ended September 30, 2010.  Included in the three months ended September 30, 2009 was $77,507 of interest expense (consisting of $20,825 in interest expense, $56,682 in interest expense - related party), as well as $87,772 in non-cash expenses associated with the changes in the conversion features embedded in the convertible debentures issued by the Company during the three months ended September 30, 2009.  Amortization of note discount was $7,881 and $8,333, respectively for the three months ended September 30, 2010 and 2009.

Expenses Associated with Change in Convertible Liabilities

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture.  We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional cost for the conversion features of $(151,715) for the three months ended September 30, 2010 has been recognized within other income (expense) as changes in conversion liabilities in the accompanying financial statements, and includes $4,495 income for related party debt.

Net Loss

Our net loss for the three months ended September 30, 2010 and 2009 was $518,266 and $445,938 respectively.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

There were no revenues for the nine months ended September 30, 2010 or for the nine months ended September 30, 2009.  There was no cost of revenues for the nine months ended September 30, 2010 or for the nine months ended September 30, 2009.

Operating Expenses

Operating expenses were $751,961 for the nine months ended September 30, 2010 and $801,253 for the nine months ended September 30, 2009.   Included in the nine months ended September 30, 2010 was $29,880 in stock based compensation, $233,076 in research and development costs, $121,561 in bad debt expense, and $367,444 in general and administrative expenses as compared to $146,500 in stock based compensation, $475,551 in research and development (including $88,000 in research and development costs associated with stock issuances to various consultants), and $179,202 in general and administrative expenses for the nine months ended September 30, 2009.

Other Income (Expense)

Total other income (expense) for the nine months ended September 30, 2010 and 2009 were ($520,595) and ($904,460), respectively.  Included in the nine months ended September 30, 2010 was $72,900 of loan cancellation fees, $202,895 of interest expense, consisting of $130,273 in interest expense, $72,622 in interest expense due to a related party, as well as $266,741 in non-cash expenses associated with the changes in the conversion features embedded in the convertible debentures issued by the Company during the nine months ended September 30, 2010.  Included in the nine months ended September 30, 2009 was $203,228 of interest expense (consisting of $49,434 in interest expense, $153,795 in interest expense - related party), as well as $833,123 in non-cash expenses associated with the changes in the conversion features embedded in the convertible debentures issued by the Company during the three months ended September 30, 2009.  Amortization of note discount was $26,703 and $79,012, respectively for the nine months ended September 30, 2010 and 2009.

Expenses Associated with Change in Convertible Liabilities

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture.  We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional costs for the conversion features of $266,741 for the nine months ended September 30, 2010 has been recognized within other income (expense) as changes in conversion liabilities in the accompanying financial statements, and includes $48,499 in costs for related party debt.

Net Loss

Our net loss for the nine months ended September 30, 2010 and 2009 was $1,272,556 and $1,706,868 respectively.

Liquidity and Capital Resources

The Company’s capital requirements consist of general working capital needs as well as planned research and development expenditures involving our ongoing commercialization efforts with our technologies. The Company's capital resources consist primarily of cash generated from the issuance of debt and stock. The Company relied on the issuance of convertible debt during the nine months ended September 30, 2010 to cover its capital needs. Our plan moving forward involves continued investment in the research and development of our technologies as well as evaluation of additional early stage clean technologies for license or acquisition. We also plan to raise and invest additional capital in pilot-scale deployments of those of our technologies that demonstrate their qualification for scaling beyond the bench stage, with a goal of producing cash flow from the license or sublicense of developed technologies and through operating activities.

Cash Flows

For the nine months ended September 30, 2010, net cash provided by financing activities was $76,275. The Company had a working capital deficit of $2,612,156 at September 30, 2010, which includes $423,798 in liabilities associated with the conversion features embedded in the convertible debentures issued by the Company, as well as $664,882 in convertible debt due to third parties and $641,446 in convertible debt due to related parties.  The working capital deficit net of these amounts would be $882,030.

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
The following are exhibits filed as part of Ecosystem’s Form 10Q for the quarter ended September 30, 2010:

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

ECOSYSTEM CORPORATION

By:	/s/	PAUL MILLER PAUL MILLER Chief Executive Officer
Date:		November 19, 2010

By:	/s/	JACQUELINE FLYNN JACQUELINE FLYNN Chief Financial Officer
Date:		November 19, 2010