Form 10-K/A
ECOSYSTEM CORP
filed 2011-04-08
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K/A
(Amendment No. 2)
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

Amendment No. 2

This Amendment No.2 on Form 10-K/A, which amends and restates items identified below with respect to the Form 10- K, filed by Ecosystem Corporation ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on April 15, 2010 (the "Original Filing"), is being filed in order to:

•	Modify Item 1: “Business” to include disclosure under the heading “Employees;”
•	Modify Item 6: “Management’s Discussion” to expand the disclosure regarding our research and development activities and our plans for financing same;
•	Modify the opinion of our independent registered public accounting firm to correct certain technical errors; and
•	Modify the Certifications of Management that are filed as exhibits to this Report to conform to the requirements set forth in the Rules of the SEC.
None of the other disclosures in this Report have been amended or updated. For updated information about Ecosystem Corporation, please refer to the more recent filings made with the SEC.

ECOSYSTEM CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

		Page
Part I
Item 1	Business	4
Item 1A	Risk Factors	5
Item 2	Description of Properties	10
Item 3	Legal Proceedings	10

Part II
Item 4	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
		11
Item 5	Selected Financial Data
Item 6	Management’s Discussion and Analysis	12
Item 7	Financial Statements and Supplementary Data	16
Item 9	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	38
Item 8A	Controls and Procedures	38
Item 8B	Other Information	39

Part III
Item 9	Directors, Executive Officers and Corporate Governance	40
Item 10	Executive Compensation	40
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41

Item 12	Certain Relationships and Related Transactions and Director Independence	41
Item 13	Principal Accountant Fees and Services	42

Part IV
Item 14	Exhibits and Financial Statement Schedules	42

Signatures		43

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

Employees

EcoSystem Corporation currently has 3 employees.  In addition to its executive officers, EcoSystem subcontracts with and/or employs on a part-time or at-will basis technical staff on an as-needed basis.  There is no union representation for any of our employees.

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

(5)	negotiating to finance, build, own and operate qualified existing renewable fuel production assets; and,

(6)	the completion of the equity financing intended for use in the acquisition and operation of qualified renewable fuel production assets (the “2009 Preferred Equity Financing”).

Technology Development Activities

On May 15, 2009, EcoSystem and GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation, entered into an Early Adopter License Agreement (the “EALA”) involving use of GreenShift’s portfolio of technologies designed to increase the yield and decrease the cost, carbon and risk associated with corn ethanol production. These patented and patent-pending technologies include GreenShift’s feedstock and product conditioning technologies, lipid and alcohol production and refining technologies, and carbon dioxide recycling and refining technologies.

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

Flash desiccation uses super-heated steam to subject targeted feedstocks, corn in this case, to extreme temperature and/or pressure gradients in a series of enclosed cyclonic systems with no internal moving parts. These conditions almost instantly desiccate, shear and micronize cellulosic and other feedstocks. This process has been shown in prior experimentation with grain-based and cellulosic biomass to produce particle sizes in the low micron levels and, in some cases, to have catalyzed chemical reactions and altered molecular structures. The output of this process is a micronized powder that has been shown in prior experimentation with cellulosic feedstocks to have a substantially smaller particle size as compared to conventionally milled products. While super-heated steam is used as the prime mover of the desiccation in the preferred implementation of this technology, the process can also use compressed air, corrosive gases and other gases. The testing recently commenced was based on the use of compressed air, the least efficient and most energy intensive implementation of the technology. Initial data received from this testing at an ethanol facility during 2009 indicates that gross yield improvements in excess of 6% are achievable with flash desiccation technology before accounting for the energy input costs associated with using compressed air.

This testing was completed primarily by the Company’s staff.  The Company’s chairman, Kevin Kreisler, and chief executive officer, Dr. Paul Miller, collectively have several advanced engineering and technical degrees and many years of experience in technology development and commercialization. Mr. Kreisler holds a B.S. in civil and environmental engineering and has over thirteen years of experience developing technologies which facilitate the more efficient use of natural resources. Dr. Miller holds a B.S in chemistry as well as a Ph.D. in chemistry and has previously developed projects based on extraction and refining of biomass derived products. Dr. Miller managed the Company’s technology development and commercialization activities between August 19, 2010 and March 2011.  To conserve costs and to help defray risk, Management retains technical staff on a subcontract basis depending upon the subject matter or technical discipline implicated by the Company’s research. For example, testing involving the Company’s flash desiccation technology has been carried out in collaboration with GS CleanTech, including three experienced engineers. GS CleanTech was not paid for its efforts in this regard.  Instead, as its sole compensation for its assistance, GS CleanTech retains technology use rights involving the technologies licensed to the Company under the EALA outside of the Company’s field of use. In another example involving testing with the same technology, the Company’s staff additionally collaborated with technical staff of Global Ethanol. As with GS CleanTech, the sole compensation for Global’s assistance during such testing was to be comprised of technology use rights involving such technology if successfully demonstrated. In the case of GS CleanTech, such technology use rights consisted of the non-exclusive royalty-free right to use of any developments made by the Company to the GS CleanTech technologies licensed to the Company.  In the case of Global Ethanol, such rights consisted of the non-exclusive right to use technologies successfully developed by the Company in concert with Global Ethanol at Global Ethanol’s Riga, Michigan ethanol production facility.  No additional agreement or arrangement has been entered into in this respect and the technology which was tested has not been successfully demonstrated to date. The Company is not subject to any other material agreements or arrangements in this regard.

The Company plans to conduct additional testing with this technology during 2010 and 2011, which testing may or may not involve the subcontract technical consultants and project collaborators used for prior testing. All testing with this technology is performed under the license granted by the EALA, and no payment is required under the EALA until the technology has been successfully commercialized. The EALA provides for royalty payments equal to 10% of the Company’s pre-tax net income deriving from commercial use of licensed technology. Successful commercialization will require sequential progression from bench, to pilot and finally commercial-scale pilot testing. Management’s risk mitigation policies call for a subjective analysis of the results produced by testing at each of the above stages. The goals of this analysis include an assessment of overall feasibility, the establishment of design parameters for cost-efficient scaling to the next sequential stage, and confirmation of previously established design assumptions and stage-specific objectives that Management believes to be required for continuation of research and development activities for a specific technology. None of these determinations are defined in the EALA or are known prior to testing at each stage and, in fact, cannot, by definition, be known in advance of testing at each stage. The purpose of each stage of testing for each technology is to provide Management with sufficient information to determine whether or not additional investment into that technology is warranted. No payments have been made to date or are currently due under the EALA. Management does not anticipate completion of bench and pilot testing and commencing commercial operations with technologies licensed under the EALA during 2010 or 2011, but completion of testing and development of a reasonable assessment of the economic feasibility of large scale implementation  may be achieved within 36 months, depending upon the results of additional testing and the availability of capital for additional research and development activities.

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

While the improved market is good for the renewable fuels industry, we are not interested in production for the sake of production; nor are we interested in acquiring production assets for anything but distressed values. Our mission is to develop and support new cleantech that materially improves the economics and sustainability of renewable fuel production. At the right price, and with the right financing, ownership of qualified production assets could greatly accelerate the development of commercial scale implementations of our technologies.

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

We plan to replace the 2009 Preferred Equity Financing with a smaller, hopefully less expensive financing to support our technology development efforts and our revised investment plan. We intend to support integration of technologies that increase productivity of renewable fuel producers while decreasing production of wastes and emissions.

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

The research and development costs incurred during 2008 pertained to the Company’s prior efforts with respect to the development of the Company’s bench-scale biological technologies, which were designed to recycle agricultural and food product wastes into feedstock for renewable fuel and aquaculture applications. These activities were conducted by the Company’s management in collaboration with a number of contract entomologists, nutritionists and process engineers, which parties were retained on a consulting and part-time employment basis to minimize the Company’s overhead and related development costs.

Work on the above-referenced biological technologies was terminated during 2009 given Management’s contemporaneous assessment that the financial and technology risks associated with scaling these technologies to a meaningful scale were prohibitive. The Company’s research and development efforts then shifted to early stage testing involving the Company’s patented and patent-pending feedstock conditioning technologies licensed under the EALA and, more specifically, the flash desiccation technology licensed to the Company under the EALA. The research and development costs incurred during 2009 predominantly related to a series of trials involving this technology. The Company’s Management collectively has several advanced engineering and technical degrees and many years of experience in technology development and commercialization. To conserve costs and to help defray risk, Management retains technical staff on a subcontract basis depending upon the subject matter or technical discipline implicated by the Company’s research. In the case of the above mentioned tests with the Company’s flash desiccation technology, these trials were completed by the Company’s staff and subcontracted technical consultants in collaboration with the operational and engineering staff of GreenShift Corporation and Global Ethanol, LLC, the owner of an ethanol facility at which a number of trials were conducted.

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

The EALA grants EcoSystem “most favored licensee” status as an early adopter of the technologies licensed under the EALA, thus allowing EcoSystem to use the licensed technologies on terms that are more favorable than any terms which GS CleanTech may grant to third parties in the future (no such third party grants have occurred).  In the event that EcoSystem fails to achieve a targeted commercialization milestone, GS CleanTech has the right under the EALA to cancel EcoSystem’s “most favored licensee” status. The commercialization milestone contained in the EALA provides for the commencement of commercial sales on or before the fourth anniversary of the EALA, or May 15, 2013. While EcoSystem may lose its “most favored licensee” status if it fails to meet this milestone, EcoSystem will retain the licensee rights granted under the EALA.

EcoSystem shall provide all of the capital resources needed to build bench, pilot and commercial scale facilities based on the technologies licensed under the EALA. GS CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC. The Company received a favorable response for grant funding sought for the Company’s feedstock conditioning technologies for during 2009, however, the Company elected not to proceed given the requirements of the relevant grant program. This particular technology was demonstrated during the year ended December 31, 2009 to result in more than 6% more biofuel yield by pre-conditioning corn prior to fermentation to increase the concentration of sugar available for fermentation into alcohol as well as oil available for extraction.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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