Form 10-K/A
ECOSYSTEM CORP
filed 2011-04-12
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K/A
(Amendment No. 3)
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

Amendment No. 3

This Amendment No.3 on Form 10-K/Ais being filed in order to include Exhibit 10.4 in the Filing:

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

10.4	Early Adopter License Agreement dated May 15, 2009 between GS CleanTech Corporation and EcoSystem Technologies, LLC.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

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