Form 10-K
period 2010-12-31
ECOSYSTEM CORP
filed 2011-04-15
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

COMMISSION FILE NO.: 0-32143

ECOSYSTEM CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware		20-3148296
(State or other jurisdiction		(IRS Employer
of incorporation or organization)		Identification No.)

5950 Shiloh Road East, Suite N, Alpharetta, Georgia		30005
(Address of principal executive offices)		(Zip Code)
(212) 994-5374
(Registrant’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.	Yes		No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes		No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the prior 12 months (or for such shorter period that the registrant was required to submit and post such files).
	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
	Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer[ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes		No	X

As of June 30, 2010 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $220,551.

As of April 14, 2011, there were 4,938,812,585 shares of common stock outstanding.

ECOSYSTEM CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

Part I		Page No

Item 1	Business	4

Item 1A	Risk Factors	5

Item 2	Description of Properties	7

Item 3	Legal Proceedings	7

Item 4	Reserved	7

Part II
		8
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer
	Purchase of Equity Securities

Item 6	Selected Financial Data	8

Item 7	Management’s Discussion and Analysis	8

Item 8	Financial Statements and Supplementary Schedules	12

Item 9	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	32

Item 9A	Controls and Procedures	32

Item 9B	Other Information	32

Part III

Item 10	Directors, Executive Officers and Corporate Governance	33

Item 11	Executive Compensation	34

Item 12	Security Ownership of Certain Beneficial Owners, and Management and	33
	Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions and Director Independence	35

Item 14	Principal Accountant Fees and Services	36

Part IV

Item 15	Exhibits and Financial Statement Schedules	37

	Signatures	38

PART I

BASIS OF PRESENTATION

In this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “EcoSystem,” or the “Company” refer to EcoSystem Corporation.

MARKET AND INDUSTRY DATA FORECASTS

This document includes data and forecasts that the Company has prepared based, in part, upon information obtained from industry publications. Third-party industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. We have used data and other information in this document that was published by the U.S. Energy Information Association (“EIA”). Forecasts in particular are subject to a high risk of inaccuracy, especially forecasts projected over long periods of time.

FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We make certain forward-looking statements in this Annual Report on Form 10-K and in documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

-	the volatility and uncertainty of commodity prices;

-	operational disruptions at ethanol production facilities;

-	the costs and business risks associated with developing new technologies;

-	our ability to develop and commercialize our technologies;

-	the impact of new, emerging and competing technologies on our business;

-	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;

-	the effects of mergers and consolidations in the biofuels industry and unexpected announcements or developments from others in the renewable fuels industry;

-	our reliance on key management personnel;

-	changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

-	limitations and restrictions contained in the instruments and agreements governing our indebtedness;

-	our ability to raise additional capital and secure additional financing;

-	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

-	other risks referenced from time to time in our filings with the SEC and those factors listed in this Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1A, Risk Factors.

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

We have licensed a technology portfolio from GS CleanTech Corporation, a subsidiary of GreenShift Corporation, an entity whose majority owner is the same as our majority owner. The technology portfolio includes several feedstock and product conditioning technologies, lipid production and refining technologies, and carbon dioxide recycling and refining technologies. Our license does not include any rights to GS CleanTech’s extraction technologies. While our licensed technologies have wide application potential in several industries and processes, we are initially focused on developing applications of these technologies for use in the existing first generation U.S. corn ethanol industry. We believe that the composition and extent of the installed ethanol complex and the relatively uncomplicated nature of its inputs and outputs presents compelling opportunities to defray risk as we commercialize our technologies. Importantly, significant demand exists today for technologies that enhance the efficiency and sustainability of refining corn into liquid fuel. We believe that satisfying this demand can be expected to result in reduced reliance on petroleum products, more efficient use of natural resources, increased use of biomass-derived fuels and other products, and decreased greenhouse gas emissions on globally-meaningful scales.

Our operating activities during the year ended December 31, 2010 exclusively involved research and development with our technologies and performing due diligence on a number of additional strategically compatible technologies that we have targeted for licensing.

Our operating activities during the year ended December 31, 2009 included: acquiring the rights to our technology portfolio; research and development with our technologies including commencement of pilot and bench testing activities; performing due diligence on a number of distressed renewable fuel production assets; negotiating to acquire qualified renewable fuel production assets; negotiating to finance, build, own and operate qualified existing renewable fuel production assets; and, the execution of agreements for an equity financing intended for use in the acquisition and operation of qualified renewable fuel production assets.

Additional information regarding our operating activities is provided in Item 7, Management’s Discussion and Analysis, below.

INDUSTRY OVERVIEW

Worldwide energy consumption is projected to increase by 50% from 2005 to 2030, corresponding to an increase in crude oil consumption to over 112 million barrels of crude oil per day from the current 90 million barrels per day. The EIA projected that annual CO2 emissions will increase during this time from about 28 billion metric tons to over 42 billion metric tons in 2030.

The largest and most concentrated source of carbon dioxide (“CO2”) emissions is the growing use of coal-powered electricity generation, especially in developing countries where coal is abundant and inexpensive. Liquid fuels, such as gasoline, are expected to remain the world's most dominant fuel because of their importance in the transportation and industrial sector since there are few alternatives. The transportation sector alone accounts for 74% of the total projected increase from 2005 to 2030, with the industrial sector accounting for the remainder. We believe that this increasing demand is likely to sustain high world oil prices for a long period of time.

The continued use of fossil fuels creates important challenges. Fossil fuel derived CO2 emissions are believed to be the cause of global warming and climate change. Management believes that at some point in the future, there will not be enough supply and production capacity to meet worldwide fossil fuel demands. Based on historic growth trends, crude oil production is projected to peak in 2037 at a volume of 53 billion barrels per year.

We believe that these challenges can be meaningfully addressed by developing technologies that beneficially reuse waste carbon emissions in ways that reduce consumption of fossil fuels, increase use of sustainable raw materials, and decrease production of wastes and emissions.

EMPLOYEES

EcoSystem Corporation currently has 2 employees.  In addition to its executive officers, EcoSystem subcontracts with and/or employs on a part-time or at-will basis technical staff on an as-needed basis.  There is no union representation for any of our employees.

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

EcoSystem incurred a loss from continuing operations of $2,723,536 during the twelve months ended December 31, 2010, and we had $526 in cash at December 31, 2010. These matters raise substantial doubt about our ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

The exercise of our outstanding warrants and options could result in the issuance of up to 275 shares of common stock, assuming all outstanding warrants and options are currently exercisable. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

We lack capital to fund our operations.

During the twelve months ended December 31, 2010 our operations provided $24,031 in cash. In addition, during those twelve months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

EcoSystem Corporation currently maintains office space at 5950 Shiloh Road East, Suite N, Alpharetta, GA 30005. The lease for this space expires in February of 2012. We paid no rent during 2010 for these offices. During 2011, EcoSystem does not expect to pay rent for these offices.

ITEM 3	LEGAL PROCEEDINGS
None.

ITEM 4	RESERVED

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

EcoSystem’s common stock trades on the OTCQB under the symbol “ESYR”. The following table sets forth, for the periods indicated, the range of high and low closing bid prices for EcoSystem’s common stock as reported by the National Association of Securities Dealers composite. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low

2009 First Quarter	0.0016	0.0013
2009 Second Quarter	0.0017	0.0015
2009 Third Quarter	0.0018	0/0016
2009 Fourth Quarter	0.0002	0.0001

2010 First Quarter	0.0225	0,0173
2010 Second Quarter	0.0060	0.0050
2010 Third Quarter	0.0006	0.0005
2010 Fourth Quarter	0.0002	0.0001

Title of Class	Approximate Number of Holders of Record as of April 15, 2011
Common Stock, $0.001 par		313

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

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the 4th quarter of 2010.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2010.

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

We have licensed a technology portfolio from GS CleanTech Corporation, a subsidiary of GreenShift Corporation, an entity whose majority owner is the same as our majority owner. The technology portfolio includes several feedstock and product conditioning technologies, lipid production and refining technologies, and carbon dioxide recycling and refining technologies. Our license does not include any rights to GS CleanTech’s extraction technologies. While our licensed technologies have wide application potential in several industries and processes, we are initially focused on developing applications of these technologies for use in the existing first generation U.S. corn ethanol industry. We believe that the composition and extent of the installed ethanol complex and the relatively uncomplicated nature of its inputs and outputs presents compelling opportunities to defray risk as we commercialize our technologies. Importantly, significant demand exists today for technologies that enhance the efficiency and sustainability of refining corn into liquid fuel. We believe that satisfying this demand can be expected to result in reduced reliance on petroleum products, more efficient use of natural resources, increased use of biomass-derived fuels and other products, and decreased greenhouse gas emissions on globally-meaningful scales.

Our operating activities during the year ended December 31, 2010 exclusively involved research and development with our technologies and performing due diligence on a number of additional strategically compatible technologies that we have targeted for licensing.

Our operating activities during the year ended December 31, 2009 included: acquiring the rights to our technology portfolio; research and development with our technologies including commencement of pilot and bench testing activities; performing due diligence on a number of distressed renewable fuel production assets; negotiating to acquire qualified renewable fuel production assets; negotiating to finance, build, own and operate qualified existing renewable fuel production assets; and, the execution of agreements for an equity financing intended for use in the acquisition and operation of qualified renewable fuel production assets.

Technology Development Activities

On May 15, 2009, EcoSystem and GS CleanTech Corporation entered into an Early Adopter License Agreement (the “EALA”) involving use of several of GS CleanTech’s technologies. GS CleanTech is a subsidiary of GreenShift Corporation, which company is majority owned by Viridis Capital, LLC, our majority shareholder.

During 2010, EcoSystem conducted laboratory research involving patent-pending technologies designed to recycle waste carbon emissions into value-added products. These activities were completed at the direction of our management and in connection with license rights obtained from affiliates of Viridis Capital, LLC, our majority shareholder, pursuant to which we have agreed to provide all of the capital resources needed to complete research and development in exchange for use rights involving the technologies. To defray cost and risk, this research was completed at our cost at a university laboratory, by the university’s research staff.

During 2009, EcoSystem conducted pilot testing with its patented and patent-pending feedstock conditioning technologies. These technologies are designed to increase the availability of fermentable sugars natively available in whole corn in order to increase ethanol yields on reduced raw material and energy consumption cost. This is achieved in two stages: flash desiccation and inertial cavitation.

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

This testing was completed primarily by the Company’s staff.  The Company’s chairman, Kevin Kreisler, and former chief executive officer, Dr. Paul Miller, collectively have several advanced engineering and technical degrees and many years of experience in technology development and commercialization. Mr. Kreisler holds a B.S. in civil and environmental engineering and has over thirteen years of experience developing technologies which facilitate the more efficient use of natural resources. Dr. Miller holds a B.S in chemistry as well as a Ph.D. in chemistry and has previously developed projects based on extraction and refining of biomass derived products. Dr. Miller managed the Company’s technology development and commercialization activities between August 19, 2010 and March 2011.  To conserve costs and to help defray risk, Management retains technical staff on a subcontract basis depending upon the subject matter or technical discipline implicated by the Company’s research. For example, testing involving the Company’s flash desiccation technology has been carried out in collaboration with GS CleanTech, including three experienced engineers. GS CleanTech was not paid for its efforts in this regard.  Instead, as its sole compensation for its assistance, GS CleanTech retains technology use rights involving the technologies licensed to the Company under the EALA outside of the Company’s field of use. In another example involving testing with the same technology, the Company’s staff additionally collaborated with technical staff of Global Ethanol. As with GS CleanTech, the sole compensation for Global’s assistance during such testing was to be comprised of technology use rights involving such technology if successfully demonstrated. In the case of GS CleanTech, such technology use rights consisted of the non-exclusive royalty-free right to use of any developments made by the Company to the GS CleanTech technologies licensed to the Company.  In the case of Global Ethanol, such rights consisted of the non-exclusive right to use technologies successfully developed by the Company in concert with Global Ethanol at Global Ethanol’s Riga, Michigan ethanol production facility.  No additional agreement or arrangement has been entered into in this respect and the technology which was tested has not been successfully demonstrated to date. The Company is not subject to any other material agreements or arrangements in this regard.

The Company plans to conduct additional testing during 2011 and 2012, which testing may or may not involve the subcontract technical consultants and project collaborators used for prior testing. All testing is performed under the license granted by the EALA, and no payment is required under the EALA until the technology has been successfully commercialized. The EALA provides for royalty payments equal to 10% of the Company’s pre-tax net income deriving from commercial use of licensed technology. Successful commercialization will require sequential progression from bench, to pilot and finally commercial-scale pilot testing. Management’s risk mitigation policies call for a subjective analysis of the results produced by testing at each of the above stages. The goals of this analysis include an assessment of overall feasibility, the establishment of design parameters for cost-efficient scaling to the next sequential stage, and confirmation of previously established design assumptions and stage-specific objectives that Management believes to be required for continuation of research and development activities for a specific technology. None of these determinations are defined in the EALA or are known prior to testing at each stage and, in fact, cannot, by definition, be known in advance of testing at each stage. The purpose of each stage of testing for each technology is to provide Management with sufficient information to determine whether or not additional investment into that technology is warranted. No payments have been made to date or are currently due under the EALA. Management does not anticipate completion of bench and pilot testing and commencing commercial operations with technologies licensed under the EALA during 2011 or 2012, but completion of testing and development of a reasonable assessment of the economic feasibility of large scale implementation  may be achieved within 36 months, depending upon the results of additional testing and the availability of capital for additional research and development activities.

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

While preparing its financial statements for the twelve months ended December 31, 2010, the Company reviewed its accounting for certain non-cash transactions and determined that a portion of certain debt conversions that occurred during the current year should be reclassed between additional paid in capital and interest expense in order to properly account for penalty shares that are owed for conversions that were convertible at conversion rates below par.  It also determined that the accounting for these same types of non-cash transactions for the twelve months ended December 31, 2009 should include additional interest expense in order to account for penalty shares that are owed for conversions that were convertible at conversion rates below par during that period.

The Company evaluated the effect of these changes on its financial statements and determined that the changes were material. Consequently, the Company decided to restate its financial statements previously reported on Forms 10-Q for the periods ended June 30 and September 30, 2009, and September 2010 and on Form 10-K for the period ended December 2009. The restatements primarily reflect adjustments to correct for the understatement of interest expense and liabilities reported on Forms 10-Q for the periods ended June 30, and September 30, 2009 and on Form 10-K for the period ended December 31, 2009 as well as to correct for the reclassification between additional paid in capital and interest expense for the period ended September 30, 2010.

None of the accounting changes discussed above had any impact on the Company’s cash position, its cash flows or its future cash requirements.

RESULTS OF OPERATIONS

Year ended December 31, 2010 Compared to Year ended December 31, 2009

There were no revenues for the year ended December 31, 2010, or for year ended December 31, 2009. There was no cost of revenues from continuing operations for the year ended December 31, 2010 or for the year ended December 31, 2009.

Operating expenses were $1,270,848 for the year ended December 31, 2010 and $995,274 for the year ended December 31, 2009. Included in the year ended December 31, 2010 was $29,880 in stock based compensation, $233,076 in research and development costs, $121,561 in bad debt expense, $379,355 from the loss on write-down of assets and $506,976 in general and administrative expenses as compared to $146,500 in stock based compensation, $585,982 in research and development (including $88,000 in research and development costs associated with stock issuances to various consultants), and $262,792 in general and administrative expenses for the year ended December 31, 2009.

Total other expense for the years ended December 31, 2010 and 2009 were $1,452,688 and $1,227,725, respectively. Included in the year ended December 31, 2010 was $1,112,097 of interest expense (including $104,476 in interest expense due to a related party), $934,000 from effect of the penalty shares as well as $297,633 in non-cash expenses associated with the changes in the conversion features embedded in the convertible debentures issued by the Company during the year ended December 31, 2010.  Included in the year ended December 31, 2009 was $423,274 of interest expense (including $157,645 in interest expense due to a related party), $114,000 from effect of the penalty shares  as well as $915,064 in non-cash expenses associated with the changes in the conversion features embedded in the convertible debentures issued by the Company during the year ended December 31, 2009. Amortization of note discount was $35,036 and $89,974, respectively for years ended December 31, 2010 and 2009. Our net loss was $2,723,536 for the year ended December 31, 2010 and $2,224,153 for the year ended December 31, 2009. Our operating and net losses can be expected to recur in the future until we are able to successfully develop and generate revenue with one or more technologies.

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture.  We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional costs for the conversion features of $297,633 for the year ended December 31, 2010 has been recognized within other income (expense) as changes in conversion liabilities in the accompanying financial statements, and includes $33,562 in costs for related party debt.

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

Work on the Company’s biological technologies was terminated during 2009 given Management’s contemporaneous assessment that the financial and technology risks associated with scaling these technologies to a meaningful scale were prohibitive. The Company’s research and development efforts then shifted to early stage testing involving the Company’s patented and patent-pending feedstock conditioning technologies licensed under the EALA and, more specifically, the flash desiccation technology licensed to the Company under the EALA. The research and development costs incurred during 2009 predominantly related to a series of trials involving this technology. Additional development with this technology moving forward will require the completion of additional financing of about $1 million to support construction of a commercial pilot facility involving this technology. The Company is presently seeking this financing. During 2010, the Company conducted laboratory research involving patent-pending technologies designed to recycle waste carbon emissions into value-added products. These activities were completed at the direction of our management and in connection with license rights obtained from affiliates of Viridis Capital, LLC, our majority shareholder, pursuant to which we have agreed to provide all of the capital resources needed to complete research and development in exchange for use rights involving the technologies. To defray cost and risk, this research was completed at our cost at a university laboratory, by the university’s research staff.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements consist of general working capital needs as well as planned research and development expenditures involving our ongoing commercialization efforts with our technologies. The Company's capital resources consist primarily of cash generated from the issuance of debt and stock. The Company relied on the issuance of convertible debt during the year ended December 31, 2010 to cover its capital needs. Our plan moving forward involves continued investment in the research and development of our technologies as well as evaluation of additional early stage clean technologies for license or acquisition.

For the year ended December 31, 2010, net cash used in financing activities was $26,061. The Company had a working capital deficit of $2,533,199 at December 31, 2010, which includes $353,009 in liabilities associated with the conversion features embedded in the convertible debentures issued by the Company, as well as $583,365 in convertible debt due to third parties and $601,446 in convertible debt due to related parties.  The working capital deficit net of these amounts would be $995,379.

Off Balance Sheet Arrangements

None.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ecosystem Corporation

We have audited the accompanying balance sheets of Ecosystem Corporation as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period December 31, 2010. Ecosystem Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ecosystem Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and its total liabilities exceed its total assets.  This raises doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the financial statements, the 2009 financial statements have been restated to correct a misstatement.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 15, 2011

ECOSYSTEM CORPORATION
BALANCE SHEETS
AS OF DECEMBER 31, 2010

	12/31/2010	Restated 12/31/2009
ASSETS

Current Assets:
Cash	$526	$2,551
Due from affiliates	20,219	--
Total current assets	20,745	2,551

Other Assets:
Project development costs	--	379,355
Note receivable	549,242	484,264
Total other assets	549,242	863,619

TOTAL ASSETS	569, 987	866,170

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	651,328	219,072
Accrued interest	107,882	37,654
Accrued interest – related party	77,907	50,259
Convertible debentures, net of discounts - other	887,401	674,296
Convertible debentures – related party	650,419	183,005
Liabilities to be settled in stock	179,007	144,103
Due to related party	--	397,835
Total current liabilities	2,553,944	1,706,224

Total Liabilities	2,553,944	1,706,224

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 500,000,000 shares authorized:
Series D: 1,000,000 authorized, 840,281 and 912,137 issued and outstanding, respectively	840	912
Common stock: $0.001 par value, 5,000,000,000 authorized; 4,399,652,153 and 23,013,457 issued and outstanding, respectively	4,399,650	23,013
Preferred units subscribed	--	81,011,667
Stock subscription receivable	--	(81,011,667)
Additional paid in capital	5,793,490	8,590,422
Accumulated deficit	(12,177,937)	(9,454,401)
Total stockholders’ equity (deficit)	(1,983,957)	(840,054)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$569,987	$866,170

The notes to the Consolidated Financial Statements are an integral part of these statements.

ECOSYSTEM CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Twelve Months Ended
	12/31/2010	Restated 12/31/2009

Revenue	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses:
Stock based compensation	29,880	146,500
Selling expenses	--	3,138
Research and development	233,076	--
Loss on writedown of asset	379,355	--
Bad debt expense	121,561	585,982
General and administrative expenses	506,976	259.654
Total operating expenses	1,270,848	995,274

Income (loss) from operations	(1,270,848)	(995,274)

Other Income (Expense):
Interest income	64,978	34,264
Interest income – related party	--	98,422
Gain on extinguishment of debt	--	67,901
Cancellation fees	(72,900)	--
Amortization of debt discount	(35,036)	(89,974)
Change in conversion liabilities	(264,071)	(518,110)
Change in convertible liabilities – related party	(33,562)	(396,954)
Interest expense	(1,007,621)	(265,629)
Interest expense – related party	(104,476)	(157,645)
Total other income (expense)	(1,452,688)	(1,227,725)

Loss before provision for income taxes	(2,723,536)	(2,222,998)

(Provision for)/benefit from income taxes	--	(1,155)
Net income (loss)	(2,723,536)	(2,224,153)

Weighted average common shares outstanding, basic and diluted	784,435,830	2,565,279

Earnings (Loss) per Share:
Net income (loss) per share – basic and diluted	$0.00	$(0.87)

The notes to the Consolidated Financial Statements are an integral part of these statements.

ECOSYSTEM CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	Series D Preferred		Common Stock		Preferred Units	Stock Subscription
	Shares	Amount	Shares	Amount	Subscribed	Receivable

Balance at 12/31/08	--	$--	500,000	$500	--	$--
Shares issued for services	--	--	341,500	341	--	--
Cancellation of Series D Conversions	936,978	937	(3,440,000)	(3,440)	--	--
Shares issued for accounts payable	--	--	9,000	9	--	--
Effect of conversions on feature of convertible debenture	--	--		--	--	--
Conversion of debt	61,250	61	534,559	535	--	--
Extinguishment of debt/beneficial conversion feature	--	--	--	--	--	--
Series D Preferred stock conversions	(86,091)	(86)	24,690,006	24,690	--	--
Issuance to Junior investors	--	--	373,500	374	(8,785,333)	8,785,333
Issuance of fractional shares from reverse split	--	--	4,892	5	--	--
Forgiveness of debt	--	--	--	--	--	--
Preferred units subscribed	--	--	--	--	89,797,000	(89,797,000)
Net loss	--	--	--	--	--	--
Balance at 12/31/09, Restated	912,137	$912	23,013,457	$23,013	81,011,667	$(81,011,667)
Shares issued for services	--	--	24,900,000	24,900	--	--
Cancellation of preferred units subscription	--	--	--	--	(76,619,000)	76,619,000
Effect of conversions on feature of convertible debt	--	--	--	--	--	--
Conversion of debt	--	--	1,124,110,464	1,124,110	--	--
Series D Preferred stock conversion	(71,856)	(72)	3,226,132,732	3,226,131	--	--
Issuance to Junior investors	--	--	1,495,500	1,496	(4,392,667)	4,392,667
Forgiveness of debt	--	--	--	--	--	--
Net loss	--	--	--	--	--	--
Balance at 12/31/10	840,281	$840	4,399,652,153	$4,399,650	--	$--

The notes to the Consolidated Financial Statements are an integral part of these statements.

ECOSYSTEM CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at 12/31/08	$7,073,619	$(7,230,248)	$(156,129)

Shares issued for services	621,559	--	621,900
Cancellation of Series D Preferred conversions	2,503	--	--
Shares issued for accounts payable	28,291	--	28,300
Effect of conversions on feature of convertible debt	698,448	--	698,448
Conversion of debt	574,154	--	574,750
Extinguishment of debt/beneficial conversion feature	(432,932)	--	(432,932)
Conversion of Series D Preferred	(24,604)	--	--
Series D Preferred stock conversions	(373)	--	--
Issuance to Junior investors	(5)	--	--
Issuance of fractional shares from reverse split	49,762	--	47,762
Net loss	--	(2,224,153)	(2,224,153)
Balance at 12/31/09, Restated	$8,590,422	$(9,454,401)	$(840,054)

Shares issued for services	4,980	--	29,880
Cancellation of Preferred Units Subscription	--	--	--
Effect of conversions on feature of convertible debt	161,239	--	161,239
Conversion of debt	80,803	--	1,204,915
Series D Preferred stock conversions	(3,266,060)	--	--
Issuance to Junior investors	(1,496)	--	--
Forgiveness of debt	183,599	--	183,599
Net loss	--	(2,723,536)	(2,723,536)
Balance at 12/31/10	$5,793,490	$(12,177,937)	$(1,983,957)

The notes to the Consolidated Financial Statements are an integral part of these statements.

ECOSYSTEM CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	Twelve Months Ended
	12/31/2010	Restated 12/31/2009
CASH FLOW FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(2,723,536)	(2,224,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	29,880	621,900
Change in conversion liabilities	297,632	915,064
Interest accretion on notes receivable	(64,978)	(34,264)
Gain on extinguishment of debt	--	(67,901)
Amortization of beneficial conversion feature of debt	35,036	132,724
Expenses incurred by issuance of affiliate convertible debentures	685,185	136,366
Loss on write-down of asset	379,355	--
Changes in assets and liabilities:
Accounts payable and accrued interest	412,039	150,517
Accrued interest	178,088	169,227
Liabilities to be settled in stock	832,335	144,103
Net cash provided (used in) operating activities	24,036	(56,417)

CASH FLOW FROM INVESTING ACTIVITIES
Note receivable repayment	$--	$50,000
Net cash provided by investing activities	--	50,000

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party debt	(26,061)	--
Loan proceeds from related party	--	8,968
Net cash provided by (used in)financing activities	(26,061)	8,968

Net increase (decrease) in cash	(2,025)	2,551
Cash at beginning of period	2,551	--
Cash at end of period	$526	$2,551

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Stock issued for conversion of deb, A/P and liabilities to be settled in stock	$1,124,110	$4,758,954
Conversion of preferred stock into common	$3,227,627	$500,000
Conversion of convertible liabilities	$161,239	$698,448
Transfer of accrued interest to debentures	$117,844	$--
Assignment of related party debt to debenture	$445,114	$--
Debt forgiveness – related parties	$183,599	$49,762
Transfer of accounts payable from affiliate	$20,219	$547,537
Project development from affiliate	$--	$379,355
Miscellaneous issuances/cancellation of preferred stock	$--	$2,021,000
Recognition of conversion feature on new convertible notes	$--	$137,725
Recognition of common stock reverse split	$--	$3,430,127
Notes receivable exchanged for convertible debentures	$--	$500,000
Cancellation of common stock conversions of preferred stock	$--	$2,434,977
Conversion of debt into preferred stock	$--	$50,701

The notes to the Consolidated Financial Statements are an integral part of these statements.

ECOSYSTEM CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (i) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) be related solely to past performance; and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Management evaluated the potential impact of ASU 2010-17 and does not expect its adoption to have a material effect on the Company’s results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a significant effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss in continuing operations of $2,723,536 during the year ended December 31, 2010, and had an accumulated deficit and negative cash flow from continuing operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheets as of December 31, 2010 and 2009 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable, notes receivable, and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

Effective July 1 2009, the Company adopted ASC 820-10-55-23A, Scope Application to Certain Non-Financial Assets and Certain Non-Financial Liabilities, delaying application for non-financial assets and non-financial liabilities as permitted. In January 2010, the FASB issued an update to ASC 820, which requires additional disclosures about inputs into valuation techniques, disclosures about significant transfers into or out of Levels 1 and 2, and disaggregation of purchases, sales, issuances, and settlements in the Level 3 rollforward disclosure. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.   ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

Embedded conversion liabilities as of December 31, 2010:
Level 1	$--
Level 2	--
Level 3	353,009
Total	$353,009

The following table reconciles, for the years ended December 31, 2010 and 2009, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded conversion liability at January 31, 2009	$--
Present value of beneficial conversion feature of new debentures	512,639
Reduction in fair value due to principal conversions	(316,905)
Accretion adjustment to fair value conversion feature	20,882
Balance of embedded conversion liability at December 31, 2009	216,616
Present value of beneficial conversion feature of new debentures	266,689
Reduction in fair value due to principal conversions	(161,239)
Accretion adjustment to fair value conversion feature	30,943
Balance at December 31, 2010	$353,009

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share represent the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share. Potential future dilutive securities include common shares issuable under the Company’s outstanding options, convertible debentures and preferred stock as of December 31, 2010 as described more fully in these Notes to the Company’s Condensed Financial Statements.

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. During the years ended December 31, 2010 and 2009, the Company recorded amortization of the note discount in the amount of $35,036 and $89,974, respectively.

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

A total of 14,072 shares of Series D preferred stock held by MIF were converted 393,561,731 common shares. An additional 57,785 shares of Series D preferred stock beneficially owned by Viridis Capital, LLC (“Viridis”) were converted during the twelve months ended December 31, 2010 into 2,832,571,000 common shares.

SERIES E PREFERRED STOCK

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

In addition to the common shares issued as noted above, the Company issued 1,124,110,464 shares of common stock upon the conversion of an aggregate of $407,483 in debt during the year ended December 31, 2010 consisting of: 448,487,593 common shares issued to Mammoth Corporation  upon the conversion of $107,952 in accrued interest; 27,700,000 common shares issued to JMJ Financial Corporation upon the conversion of $24,750 in debt; 778,816 common shares issued to Sunny Isles Ventures, LLC upon the conversion of $5,000 in debt; 70,997,279 common shares issued to Mazuma Funding upon the conversion of $63,374 in debt and accrued interest; 382,500,000 common shares issued to E-LionHeart Associates upon the conversion of $73,250 in debt; 176,823,020 common shares issued to Asher Enterprises, Inc. upon the conversion of $126,157 in debt and accrued interest  and 16,823,756 common shares issued to Long Side Ventures upon the conversion of $7,000 in debt.

In addition to the common shares issued as noted above, the Company issued 512,059 shares of common stock upon the conversion of an aggregate of $523,514 in debt during the year ended December 31, 2009 consisting of: 53,622 common shares issued to RAKJ Holdings, Inc., upon the conversion of $50,532 in debt; 179,982 common shares issued to JMJ Financial Corporation upon the conversion of $179,982 in debt; 50,000 common shares issued to MIF upon the conversion of $51,115 in debt; and 250,995 common shares issued to Mammoth Corporation upon the conversion of $242,421 in debt. The Company also issued 9,000 shares for a total of $28,300 to payoff various accounts payable during year ended December 31, 2009.

During the year ended December 31, 2010, the Company issued 24,900,000 common shares to a consultant for a total of $29,880 in connection with the Company’s ongoing technology development efforts.

During the year ended December 31, 2009, the Company issued 341,500 common shares to various consultants in connection with the Company’s ongoing technology development efforts. These shares were issued for a total of $425,900 in research and development expenses. The Company also issued 100,000 shares for a total of $196,000 in stock-based compensation during the year.

On January 14, 2010, Trevor Bourne resigned from his position as President and Chief Executive Officer of the Company. The Company has temporarily appointed Kevin Kreisler as President and Chief Executive Officer. Mr. Kreisler shall also retain the position of Chairman. Effective March 31, 2010, Mr. Bourne also resigned from the Company’s board of directors.

NOTE 5	RELATED PARTY TRANSACTIONS

The Company has licensed technologies from affiliates of Viridis Capital, LLC, our majority shareholder, which company is solely owned by the Chairman.  On May 15, 2009, EcoSystem and GS CleanTech Corporation entered into an Early Adopter License Agreement (the EALA) involving use of several of GS CleanTech’s technologies. The EALA calls for the payment of royalties to GS CleanTech equal to 10% of EcoSystem’s pre-tax net income deriving from the use of GS CleanTech’s technologies (excluding corn oil extraction). EcoSystem shall provide all of the capital resources needed to build bench, pilot and commercial scale facilities based on these technologies under the EALA. GS CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC. The Company received a favorable response for grant funding sought for the Company’s feedstock conditioning technologies during 2009, however, the Company elected not to proceed given the requirements of the relevant grant program. This particular technology was demonstrated during the year ended December 31, 2009 to result in more than 6% more biofuel yield by pre-conditioning corn prior to fermentation to increase the concentration of sugar available for fermentation into alcohol as well as oil available for extraction.  During the year ended December 31, 2010, the Company invoiced Carbonics Capital Corporation for $121,561 related to research and development costs involving another technology licensed by an affiliate of Viridis Capital, LLC.  A reserve for doubtful accounts in the amount of $121,561 has been set up in regards to this receivable.  Carbonics Capital Corporation was previously owned by our majority shareholder, Viridis Capital, LLC.

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 7, Convertible Debentures, below). The managing member of MIF is a relative of the Company’s chairman.

NOTE 6	FINANCING ARRANGEMENTS

The following is a summary of the Company’s financing arrangements as of December 31, 2010 and 2009:

	2010	2009

Current portion of convertible debentures:
Note discounts	$(42,891)	$(77,927)
Convertible debentures to Minority Interest Fund (II), LLC	601,446	167,594
Convertible debentures to JMJ Financial Corp	526,268	551,018
Convertible debentures to Sunny Isles Ventures	45,000	--
Convertible debentures to Mammoth Corporation	27,738	--
Convertible debentures to Long Side Ventures	25,500	--
Convertible debentures to E-Lionheart Associates	1,750	--
Conversion liabilities	353,009	216,616
Total current portion of convertible debentures	$1,537,820	$857,301

A total of $1,227,702 in principal from the convertible debt noted above is convertible into the common stock of the Company (see Note 7, Convertible Debentures). The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of December 31, 2010 and the Company’s ability to meet such obligations:

Year	Amount
2011	$1,227,702
2012	--
2013	--
2014	--
2015	--
Thereafter	--
Total minimum payments due under current and long term obligations	$1,227,702

NOTE 7	CONVERTIBLE DEBENTURES

As of December 31, 2009, the Company had a convertible debenture payable to Minority Interest Fund (II), LLC (“MIF”) in the amount of $167,594 (the “MIF Debenture”).  The convertible debt issued to MIF bears interest at a rate of 20% and matures on December 31, 2011. The MIF Debentures are convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the twenty trading days preceding conversion.  The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the MIF Debenture at December 31, 2009 to be $183,005 which represented the face value of the debenture of $167,594 plus the present value of the conversion feature.  During the year ended December 31, 2010, the Company assigned $445,114 in related party debt owed to GreenShift Corporation to the MIF Debenture thereby increasing the debenture by this amount.  The MIF Debenture was also increased by $196,074 in additional advances during the year ended December 31, 2010 and $68,927 in accrued interest was reclassed and added to the principal. During the year ended December 31, 2010, MIF sold a portion of the MIF Debenture in the amounts of $21,075 (including accrued interest of $2,968) to Mazuma Funding, $50,000 to Sunny Isles Ventures, $40,000 to Mazuma, $32,500 to Long Side Ventures, $35,000 to E-LionHeart Associates, $57,688 to Mammoth Corporation and $40,000 to Asher.  During the year ended December 31, 2010, the Company recognized additional conversion liabilities at present value of $28,940 for additional funding received and recorded an expense of $4,621 for the accretion to fair value of the conversion liability for the year.  The carrying value of the MIF Debenture was $650,419 at December 31, 2010, and included principal of $601,446 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $48,973 at December 31, 2010 to its estimated settlement value of $53,685 at December 31, 2011. Interest expense of $104,476 for these obligations was accrued for the year ended December 31, 2010.

On June 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (“the JMJ Note”) in return for $600,000 in 12% convertible debt (“the JMJ Debenture”) issued by the Company. The Company recognized a $100,000 debt discount in relation to the difference between the $600,000 JMJ Debenture and the $500,000 JMJ Note. This discount is being amortized over the term of the debenture. The Company recognized amortization of debt discount of $35,036 for the year ended December 31, 2010.  The principal balance receivable under the JMJ Note was $450,000 as of December 31, 2010 and accrued interest receivable under the JMJ Note was $99,242. The principal and accrued interest for the JMJ Note and JMJ Debenture has been presented as of December 31, 2010, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture dated June 9, 2009 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMJ Debenture could result in the note principal being converted to a variable number of the Company’s common shares.

The Company determined the value of the JMJ Debenture at December 31, 2009 to be $789,877 which represented the face value of the debenture and accrued interest plus the present value of the conversion feature. During the year ended December 31, 2010, JMJ converted $24,750 on this debenture into 27,700,000 common shares.  During the year ended December 31, 2010, the Company recognized a reduction in conversion liability at present value of $8,503 for the conversions. For the year ended December 31, 2010, an expense of $43,682 has been recorded to recognize the present value of the conversion features for additional accrued interest and for the accretion to fair value of the conversion liability.  The carrying value of the $600,000 JMJ Debenture was $820,462 at December 31, 2010 which represented the face value of the debenture and accrued interest plus the present value of the conversion feature minus the unamortized debt discount of $42,891.  The liability for the conversion feature shall increase from its present value of $236,383 at December 31, 2010 to its estimated settlement amount of $268,702 at June 22, 2012.  For the year ended December 31, 2010, interest expense of $63,048 for these obligations was incurred.

On May 25, 2010, the Company entered into a convertible promissory note with Asher Enterprises, Inc. (“Asher”) in the amount of $30,000 (the “Asher Note”).  The convertible debt issued to Asher bears interest at a rate of 8% and matures on February 26, 2011. The Asher Note is convertible into Company common stock at a rate equal to 55% multiplied by the market price, defined as the average of the lowest three trading prices for the Company’s common stock for the ten trading days preceding the one trading day prior to conversion.  Asher will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The Company accounted for the Asher Note in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Asher Note could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the Asher Note at May 25, 2010 to be $52,852 which represented the face value of the debenture of $30,000 plus the present value of the conversion feature.  During the year ended December 31, 2010, the Company recognized a reduction in conversion liability at present value of $23,589 for conversions during the period.  During the year ended December 31, 2010, the Company recorded an expense of $737 for the accretion to fair value of the conversion liability for the period.  The Asher Debenture was paid in full during the year ended December 31, 2010. Interest expense of $1,088 for these obligations was accrued for the year ended December 31, 2010.

MIF sold a portion of its MIF Debenture to Mazuma Funding, Corp. (“Mazuma”) in the amount of $21,075 (including $2,968 accrued interest) on May 21, 2010 (the “Mazuma Debenture”) and $40,000 on July 6, 2010.  The convertible debt sold to Mazuma bears interest at a rate of 20% and matures on December 31, 2010. The Mazuma Debentures are convertible into Company common stock at a rate equal to 60% of the lowest volume weighted average price for the Company’s common stock for the five trading days preceding conversion.  The Company accounted for the Mazuma Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mazuma Debentures could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the Mazuma Debentures on the commitment dates noted to be $99,738 which represented the face value of the debentures of $61,075 plus the present value of the conversion featured.  During the year ended December 31, 2010, the Company recognized a reduction in conversion liability at present value of $38,871 for conversions during the period.  During the year ended December 31, 2010, the Company recorded an expense of $208 for the accretion to fair value of the conversion liability for the year.  The Mazuma Debentures were paid in full during the year ended December 31, 2010.  Interest expense of $2,296 for these obligations was accrued for the year ended December 31, 2010.

MIF sold a portion of its MIF Debenture to Sunny Isle Ventures (“SIV”) in the amount of $50,000 on April 15, 2010 (the “SIV Debenture”).  The convertible debt sold to SIV bears interest at a rate of 5% and matures on December 31, 2011. The SIV Debentures are convertible into Company common stock at a rate equal to 50% of the average closing market price for the Company’s common stock for the five trading days preceding conversion.  SIV will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the outstanding the Company’s common shares. The Company accounted for the SIV Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the SIV Debentures could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the SIV Debentures at April 15, 2010 to be $54,721 which represented the face value of the debenture of $50,000 plus the present value of the conversion feature.  During the year ended December 31, 2010, the Company recognized a reduction in conversion liability at present value of $472 for conversions during the period.  During the year ended December 31, 2010, the Company recorded an expense of $318 for the accretion to fair value of the conversion liability for the year.  The carrying value of the SIV Debentures was $49,567 at December 31, 2010, and included principal of $45,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $4,567 at December 31, 2010to its estimated settlement value of $5,000 at December 31, 2011. Interest expense of $1,422 for these obligations was accrued for the year ended December 31, 2010.

MIF sold a portion of its MIF Debenture to Long Side Ventures (“LSV”), the successor to Sunny Isle Ventures, in the amount of $32,500 on July 14, 2010 (the “LSV Debenture”).  The convertible debt sold to LSV bears interest at a rate of 20% and matured on December 31, 2010. The LSV Debentures are convertible into Company common stock at a rate equal to 50% of the average closing market price for the Company’s common stock for the five trading days preceding conversion.  LSV will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The Company accounted for the LSV Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the LSV Debentures could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the LSV Debentures at July 14, 2010 to be $63,611 which represented the face value of the debenture of $32,500 plus the present value of the conversion feature.  During the year ended December 31, 2010, the Company recognized a reduction in conversion liability at present value of $6,701 for conversions during the period.  During the year ended December 31, 2010, the Company recorded an expense of $1,090 for the accretion to fair value of the conversion liability for the period.  The carrying value of the LSV Debentures was $51,000 at December 31, 2010, and included principal of $25,500 and the value of the conversion liability. The liability for the conversion feature of $25,500 at December 31, 2010 is equal to its estimated settlement value. Interest expense of $2,584 for these obligations was accrued for the year ended December 31, 2010.

MIF sold a portion of its MIF Debenture to E-Lionheart Associates (“E-Lion”) in the amount of $35,000 on September 22, 2010 (the “E-Lion Debenture”).  The convertible debt sold to E-Lion bears interest at a rate of 20% and matures on December 31, 2011. The E-Lion Debenture is convertible into Company common stock at a rate equal to 50% of the average of the three lowest reported closing market price for the Company’s common stock for the twenty trading days preceding conversion.  MIF sold a portion of its MIF Debenture to E-Lionheart in the amount of $40,000 on December 9, 2010 (the “E-Lionheart Debenture”).  The convertible debt sold to E-Lionheart bears interest at a rate of 20% and matures on December 31, 2011. The E-Lionheart Debentures are convertible into Company common stock at a rate equal to 50% of the lowest volume weighted average price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the E-Lion Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the E-Lion Debentures could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the E-Lion Debentures at on the commitment dates noted to be $142,022 which represented the face value of the debenture of $75,000 plus the present value of the conversion features.  During the year ended December 31, 2010, the Company recognized a reduction in conversion liability at present value of $56,517 for conversions during the period.  During the year ended December 31, 2010, the Company recorded an expense of $1,162 for the accretion to fair value of the conversion liability for the period.  The carrying value of the E-Lion Debentures was $13,417 at December 31, 2010, and included principal of $1,750 and the value of the conversion liability.  The liability for the conversion feature shall increase from its present value of $11,667 at December 31, 2010 to its estimated settlement value of $11,750 at December 31, 2011. Interest expense of $663 for these obligations was accrued for the year ended December 31, 2010.

MIF sold a portion of its MIF Debenture to Mammoth Corporation (“Mammoth”) in the amount of $57,688 on September 30, 2010 (the “Mammoth Debenture”).  The convertible debt sold to Mammoth bears interest at a rate of 20% and matures on December 31, 2011. The Mammoth Debenture is convertible into Company common stock at a rate equal to 50% of the lowest reported closing market price for the Company’s common stock for the five trading days preceding conversion.  The Company accounted for the Mammoth Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mammoth Debentures could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the Mammoth Debentures at September 22, 2010 to be $108,897 which represented the face value of the debenture of 57,688 plus the present value of the conversion feature.  During the year ended December 31, 2010, the Company recognized a reduction in conversion liability at present value of $26,586 for conversions during the period.  During the year ended December 31, 2010, the Company recorded an expense of $1,296 for the accretion to fair value of the conversion liability for the period.  The carrying value of the Mammoth Debentures was $53,657 at December 31, 2010, and included principal of $27,738 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $25,919 at December 31, 2010 to its estimated settlement value of $27,738 at December 31, 2011. Interest expense of $2,511 for these obligations was accrued for the year ended December 31, 2010.

NOTE 8	STOCK BASED COMPENSATION

During the year ended December 31, 2010, the Company’s recorded the grant of a total of 5,100,000 common shares related to the cancellation of the Preferred Equity Financing for a total of $71,400 relating to cancellation fees.  A consultant for the Company was issued 24,900,000 shares valued at $29,880 for consulting services performed.

During the year ended December 31, 2009, the Company issued a total of 341,500 shares for a total of $196,000 in stock based compensation, including 241,500 shares for consulting services rendered pertaining to the Company's development stage activities. During the year ended December 31, 2009, the Company issued 91,211 shares of common stock for a total of $707,028 stock based compensation, including 75,211 shares for the consulting services rendered pertaining to the Company's development stage activities

NOTE 9	INCOME TAXES

EcoSystem Corporation has incurred losses, which have generated net operating loss carry forwards for EcoSystem Corporation as of December 31, 2010. These loss carry forwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2010 and 2009, EcoSystem Corporation’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

The provision for income taxes for the years ended December 31, 2010 and 2009 consisted of state income tax provisions. Deferred tax assets are as follows:

	12/31/2010	12/31/2009

Deferred Tax Asset:
Total deferred tax assets	2,845,436	1,475,892
Less: valuation allowance	(2,845,436)	(1,475,892)
Net deferred tax asset	$--	$--

EcoSystem Corporation has federal net operating loss carry-forwards of approximately $4,500,000 which expire through December 31, 2025.

NOTE 10	OPTIONS AND WARRANTS

The following is a table of stock options and warrants outstanding as of December 31, 2010 and December 31, 2009. The number of shares and price has been adjusted to reflect the 1-for-1,000 reverse stock split which occurred on November 30, 2009.

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2009	275	$0.46
Issued	--	--
Exercised	--	--
Cancelled	--	--
Outstanding at December 31, 2010	275	$0.46

Summarized information about EcoSystem Corporation’s stock options outstanding at December 31, 2010 is as follows:

				Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.25	75	7	0.25	75	0.25
$0.75	200	7	0.75	200	0.75
	275			275

Options exercisable at December 31, 2010 were 275,000, with a weighted average exercise price of $0.46 per share.  The fair value of each option granted during 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2008
Dividend yield	--
Expected volatility	69%
Risk-free interest rate	2%
Expected life	10 yrs.

NOTE 11	PROJECT DEVELOPMENT COSTS

During the year ended December 31, 2009, GreenShift transferred $379,355 in costs related to the bioreactor project to the Company. The Company acquired the rights to Ohio University’s photobioreactor as a then promising technology to harness sunlight and carbon dioxide to produce valuable algae biomass for energy and other uses. Research was conducted, and a pilot plant was built, to test the scale-up potential of the laboratory-based bioreactor. The pilot unit, built at a truck trailer size, with two sun-tracking solar collectors on the roof, was about half completed when funding was stopped. Reasons for the discontinuation of the project included the fact that potential algae yields were calculated to be greatly below the original projections, sunlight collection and transmittal into the bioreactor were below expectations, utilizing a major fraction of delivered carbon dioxide was not technically feasible, the energy balance of the bioreactor was not favorable, capital costs of bioreactor construction would not scale and water use was anticipated to be too high.  As a result, the Company discontinued the project and recorded $379,355 in write-downs due to the impairment of assets related to the project.

NOTE 12	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

While preparing its financial statements for the twelve months ended December 31, 2010, the Company reviewed its accounting for certain non-cash transactions and determined that a portion of certain debt conversions that occurred during the current year should be reclassed between additional paid in capital and interest expense in order to account for penalty shares that are owed for conversions that were converted at conversion rates below par.  It also determined that the accounting for these same types of non-cash transactions for the twelve months ended December 31, 2009 should include additional interest expense in order to account for penalty shares that are owed for conversions that were converted at conversion rates below par.

The Company evaluated the effect of these changes on its financial statements and determined that the changes were material. Consequently, the Company decided to restate its financial statements previously reported on Forms 10-Q for the periods ended June 30 and September 30, 2009, and September 2010 and on Form 10-K for the period ended December 2009. The restatements primarily reflect adjustments to correct for the understatement of interest expense reported on Forms 10-Q for the periods ended June 30, and September 30, 2009 and on Form 10-K for the period ended December 31, 2009 as well as to correct for the reclassification between additional paid in capital and interest expense for the period ended September 30, 2010.

The tables below summarize the impact of the restatement described above on financial information previously reported on the Company’s Forms 10-Q for the periods ended June 30, September 30, 2009 and September 30, 2010. The restatement did not impact cash flow from operating, investing, or financing activities.

2009 Balance Sheets (unaudited)

	June 30			September 30
	Restated	Adjustments(1)	Reported	Restated	Adjustments(1)	Reported
Current Assets:
Liabilities and Stockholders’ Deficit
Current liabilities:
Liabilities to be settled in stock	49,018	49,018	--	126,425	126,425	--
Total current liabilities	2,483,177	49,018	2,434,159	1,619,660	126,425	1,493,235
Total liabilities	2,483,177	49,018	2,434,159	1,619,660	126,425	1,493,235
Stockholders’ deficit:
Retained deficit	(8,521,861)	(49,018)	(8,472,843)	(9,045,207)	(126,425)	(8,918,782)
Total Stockholders’ equity (deficit)	(1,484,445)	(49,018)	(1,435,427)	(1,112,069)	(126,425)	(985,644)
(1)	Adjustment to liabilities to be settled in stock for the effect of penalty shares.

2009 Balance Sheet

	December 31
	Restated	Adjustments(1)	Reported
Current Assets:
Liabilities and Stockholders’ Deficit
Current liabilities:
Liabilities to be settled in stock	144,103	144,103	--
Total current liabilities	1,706,224	144,103	1,562,121
Total liabilities	1,706,224	144,103	1,562,121
Stockholders’ deficit:
Retained deficit	(9,454,401)	(144,103)	(9,310,298)
Total Stockholders’ equity (deficit)	(840,054)	(144,103)	(695,951)
(1)	Adjustment to liabilities to be settled in stock for the effect of penalty shares.

2010 Balance Sheet (unaudited)

	September 30
	Restated	Adjustments(1)	Reported
Liabilities and Stockholders’ Deficit
Current liabilities:
Liability to be settled in stock	138,950	67,550	71,400
Total current liabilities	2,680,232	67,550	2,612,682
Total liabilities	2,680,232	67,550	2,612,682
Stockholders’ deficit:
Additional paid in capital	8,115,519	76,816	8,038,703
Retained deficit	(10,727,220)	(144,366)	(10,582,854)
Total Stockholders’ equity (deficit)	(1,767,443)	(67,550)	(1,699,893)

(1)	Adjustment to liabilities to be settled in stock for the effect of penalty shares less share settlements

2009 Statements of Operations – Quarterly (unaudited)

	Three Months			Three Months
	Ended			Ended
	June 30			September 30
	Restated	Adjustments(1)	Reported	Restated	Adjustments(1)	Reported
Other income (expense):
Interest expense	(77,627)	(49,018)	(28,609)	(98,232)	(77,407)	(20,825)
Total other income (expense), net	(944,981)	(49,018)	(895,963)	(9,248)	(77,407)	68,159
Loss before provision for income taxes	(1,021,125)	(49,018)	(972,107)	(523,345)	(77,407)	(445,938)
Net loss from continuing operations	(1,022,280)	(49,018)	(973,262)	(523,345)	(77,407)	(445,938)
Net loss per share, basic and diluted	0.00	0.00	0.00	0.00	0.00	0.00

(1)	Adjustment to interest expense for the effect of penalty shares.

2009 Statements of Operations – Quarterly (unaudited)

	Six Months			Nine Months
	Ended			Ended
	June 30			September 30
	Restated	Adjustments(1)	Reported	Restated	Adjustments(1)	Reported
Other income (expense):
Interest expense	(77,627)	(49,018)	(28,609)	(175,859)	(126,425)	(49,434)
Total other income (expense), net	(1,021,637)	(49,018)	(972,619)	(1,030,885)	(126,425)	(904,460)
Loss before provision for income taxes	(1,308,793)	(49,018)	(1,259,775)	(1,832,138)	(126,425)	(1,705,713)
Net loss from continuing operations	(1,309,947)	(49,018)	(1,260,929)	(1,833,293)	(126,425)	(1,706,868)
Net loss per share, basic and diluted	0.00	0.00	0.00	0.00	0.00	0.00

(1)	Adjustment to interest expense for the effect of penalty shares.

2009 Statement of Operations

	Year Ended
	December 31
	Restated	Adjustments(1)	Reported
Other income (expense):
Interest expense	(265,628)	(144,103)	(121,525)
Total other income (expense), net	(1,227,724)	(144,103)	(1,083,621)
Loss before provision for income taxes	(2,222,998)	(144,103)	(2,078,895)
Net loss from continuing operations	(2,224,153)	(144,103)	(2,080,050)
Net loss per share, basic and diluted	(0.88)	(0.06)	(0.82)

(1)	Adjustment to interest expense for the effect of penalty shares.

2010 Statements of Operations – Quarterly (unaudited)

	Three Months			Nine Months
	Ended			Ended
	September 30			September 30
	Restated	Adjustments(1)	Reported	Restated	Adjustments(1)	Reported
Other income (expense):
Interest expense	(158,605)	(108,244)	(50,361)	(274,639)	(144,366)	(130,273)
Total other income (expense), net	(322,660)	(108,244)	(214,416)	(664,961)	(144,366)	(520,595)
Loss before provision for income taxes	(626,510)	(108,244)	(518,266)	(1,416,922)	(144,366)	(1,272,556)
Net loss from continuing operations	(626,510)	(108,244)	(518,266)	(1,416,922)	(144,366)	(1,272,556)
Net loss per share, basic and diluted	0.00	0.00	0.00	(0.01)	0.00	(0.01)

(1)	Adjustment to interest expense for the effect of penalty shares.

NOTE 13	SUBSEQUENT EVENTS

Between January 1, 2011 and April 14, 2011, the Company issued a total of 440,000,000 common shares upon conversion of debt, as well as 354,960,432 shares of common stock upon conversion of 15,986 of Series D Preferred Stock held by Viridis Capital, LLC, the Company’s majority shareholder.

ITEM 9	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2010. Management determined that at December 31, 2010, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the Internal Control—Integrated Framework issued by COSO.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Kevin Kreisler	38	Chairman, Chief Executive Officer
Jacqueline L. Flynn	45	Chief Financial Officer

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

Jacqueline Flynn has over twenty years experience in financial accounting for both public and private companies. Ms. Flynn has been employed since 2006 as Controller of GreenShift Corporation, an affiliate of Ecosystems. From 2002 to 2005, Ms. Flynn was employed as Chief Financial Officer by Accent Mortgage Company of Alpharetta, Georgia. During the three years prior to 2002 Ms. Flynn was employed by Lahaina Acquisitions, Inc., a public company that owned Accent Mortgage Company during that period. She was employed by Lahaina Acquisitions first as Controller and then as Chief Financial Officer. Ms. Flynn was awarded an M.B.A. in 1994 by Brenau University.

NOMINATING, COMPENSATION AND AUDIT COMMITTEE

The Board of Directors does not have an audit committee, a compensation committee or a nominating committee due to the small size of the Board.  The Board of Directors also does not have an audit committee financial expert, for the same reason.

CODE OF ETHICS

The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there is only one member of management

SHAREHOLDER COMMUNICATIONS

The Board of Directors will not adopt a procedure for shareholders to send communications to the Board of Directors until it has reviewed the merits of several alternative procedures.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2010, except that none of the two members of management has filed a Form 3.

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth compensation information for EcoSystem Corporation’s executive officers during the years indicated as relevant. As of December 31, 2010, no executive officer held shares of exercisable options for EcoSystem Corporation’s Common Stock.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other	Shares Granted	All Other Compensation

Kevin Kreisler	2010	$63,692	--	--	--	--
Chief Executive Officer	2009	--	--	--	--	--
	2008	--	--	--	--	--

Jacqueline Flynn	2010	$53,668	--	--	--	--
Chief Financial Officer	2009	$10,000	--	--	--	--
	2008	$10,000	--	--	1,000	--

Paul Miller	2010	$96,154	--	--	--	--
Former Chief Executive Officer	2009	--	--	--	--	--
	2008	--	--	--	--	--

Trevor Bourne	2010	$--	--	--	--	--
Former Chief Executive Officer	2009	--	--	--	--	--
	2008	--	--	--	--	--

Glen Courtright	2010	$--	--	--	--	--
Former Chief Executive Officer	2009	8,333	--	--	--	--
	2008	8,333	--	--	--	--

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

Name and Address Of Beneficial Owner(1)	Common	% of Class	Series D Preferred	% of Class	Percentage of Voting Power

Kevin Kreisler(2)	2,250,000,000	61.5%	817,856	96.46%	80.00%

Officers and Directors as a group (2 persons)	2,250,000,000	61.5%	817,856	100.00%	80.00%

(1)	The address of each shareholder is c/o EcoSystem Corporation, 5950 Shiloh Road East, Suite N, Alpharetta, Georgia, 30005.

(2)	All shares listed for Mr. Kreisler are owned of record by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 7, Convertible Debentures, above). The managing member of MIF is a relative of the Company’s chairman.

The Company has licensed technologies from affiliates of Viridis Capital, LLC, our majority shareholder, which company is solely owned by our chairman, including GS CleanTech Corporation, a subsidiary of GreenShift Corporation.  On May 15, 2009, EcoSystem and GS CleanTech Corporation entered into an Early Adopter License Agreement (the “EALA”) involving use of several of GS CleanTech’s technologies. The EALA calls for the payment of royalties to GS CleanTech equal to 10% of EcoSystem’s pre-tax net income deriving from the use of GS CleanTech’s technologies (excluding corn oil extraction). EcoSystem shall provide all of the capital resources needed to build bench, pilot and commercial scale facilities based on these technologies under the EALA. GS CleanTech is a wholly-owned subsidiary of GreenShift Corporation, which company is majority owned by our majority shareholder, Viridis Capital, LLC.

DIRECTOR INDEPENDENCE

None of the members of the Board of Directors is independent as “independent” is defined in the rules of the NASDAQ Stock Market.

PART IV

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Audit Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $14,250 to the Company in 2010 and $14,250 in 2009 for professional services rendered for the audit of our 2008 financial statements and review of the financial statements included in fiscal 2009 10-Q filings.

Audit-Related Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2010 and $0 in 2009 for assurance and related services that are reasonably related to the performance of the 2005 audit or review of the quarterly financial statements

Tax Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2010 and $0 in 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.

Rosenberg Rich Baker Berman & Company, P.A. billed $0 to the Company in 2010 and $0 in 2009 for services not described above.

It is the policy of the Company’s Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services above were approved by the Board of Directors.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are exhibits filed as part of EcoSystem’s Form 10K for the year ended December 31, 2010:

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended – filed as an Exhibit to the Current Report on Form 10-K filed on July 15, 2005 and incorporated herein by reference

10.1
Early Adopter License Agreement dated May 15, 2009 between G.S. Cleantech Corporation and EcoSystem Technologies, LLC - filed as an exhibit to the Form 10-K (Amendment No. 3) for the year ended December 31, 2009, filed on April 12, 2011, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

ECOSYSTEM CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER, Chairman
Chief Executive Officer
Date:		April 15, 2011

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	KEVIN KREISLER
KEVIN KREISLER, Chairman
Chief Executive Officer
Date:		April 15, 2011

By:	/s/	JACQUELINE FLYNN
JACQUELINE FLYNN
Chief Financial Officer
Chief Accounting Officer
Date:		April 15, 2011