Form 10-Q
period 2011-03-31
ECOSYSTEM CORP
filed 2011-05-20
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED MARCH 31, 2011

COMMISSION FILE NO.: 0-32143

ECOSYSTEM CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	20-3148296
(State of incorporation)	(IRS employer identification number)

5950 Shiloh Road East, Suite N, Alpharetta, GA	30005
(Address of principal executive offices)	(Zip code)
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

The number of outstanding shares of common stock May 19, 2011 was 4,945,112,585.

ECOSYSTEM CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2011

PART I – FINANCIAL STATEMENTS

ITEM 1                      FINANCIAL STATEMENTS

ECOSYSTEM CORPORATION
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS	3/31/2011	12/31/2010
Current assets:
Cash	$526	$526
Due from affiliate	11,947	20,219
Total current assets	12,473	20,745
Other assets:
Notes receivable	565,220	549,242
Total other assets	565,220	549,242

TOTAL ASSETS	$577,693	$569,987

LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$647,246	$651,328
Accrued interest	127,623	107,882
Accrued interest – related party	106,897	77,907
Convertible debentures, net of discounts	920,984	887,401
Convertible debentures, net of discounts – related party	642,870	650,419
Liability to be settled in stock	179,007	179,007
Total current liabilities	2,624,627	2,553,944

TOTAL LIABILITIES	2,624,627	2,553,944

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $0.001 par value, 500,000,000 authorized
Series D: 1,000,000 authorized, 825,066 and 840,281 issued and outstanding, respectively	825	840
Series E: 909,312 authorized with none outstanding
Common stock, $0.001 par value, 5,000,000,000 authorized;
4,938,312,585 and 4,399,652,153 issued and outstanding, respectively	4,938,311	4,399,650
Additional paid-in capital	5,456,594	5,793,490
Accumulated deficit	(12,442,664)	(12,177,937)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,046,934)	(1,983,957)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$577,693	$569,987

The notes to the Condensed Financial Statements are an integral part of these statements.

ECOSYSTEM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 (UNAUDITED) AND 2010 (UNAUDITED)

	Three Months Ended
	3/31/2011	3/31/2010

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Research and development	10,000	19,423
General and administrative expenses	11,281	98,258
Total operating expenses	21,281	117,681

Operating loss	(21,281)	(117,681)

Other income (expense)
Interest income	15,978	16,156
Amortization of debt discount	(7,353)	(10,941)
Change in convertible liabilities	(14,730)	(10,088)
Change in convertible liabilities – related party	(360)	(4,793)
Interest expense	(207,992)	(51,420)
Interest expense – related party	(28,990)	(10,033)
Total other income (expense)	(243,446)	(71,119)

Loss before provision for income taxes	(264,727)	(188,800)

Provision for income taxes	--	--

Net loss	$(264,727)	$(188,800)

Weighted average shares of common stock
outstanding, basic and diluted	4,715,822,575	27,466,216

Net loss per share, basic and diluted	$(0.00)	$(0.01)

The notes to the Condensed Financial Statements are an integral part of these statements.

ECOSYSTEM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 (UNAUDITED) AND 2010 (UNAUDITED)

	Three months Ended	Three months Ended
	3/31/2011	3/31/2010

CASH FLOW FROM OPERATING ACTIVITIES
Net cash used in operating activities	$--	$(45,240)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable repayment	--	--
Net cash provided by investing activities	--	--
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	--	44,250
Repayment on convertible notes	--	--
Loan proceeds from related parties	--	--
Net cash provided by financing activities	--	44,250
Net increase (decrease) in cash	$--	$(990)
Cash at beginning of period	526	2,551
Cash at end of period	$526	$1,561
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Stock issued for conversion of debt	$1,750	$54,252
Conversion of preferred stock into common	$348,660	$4,671
Conversion of convertible liabilities	$17,500	$5,796
Affiliate debentures issued for payment of accounts payable	$--	$2,865

The notes to the Condensed Financial Statements are an integral part of these statements.

ECOSYSTEM CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results of operations have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2	NATURE OF OPERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss in continuing operations of $264,727 during the three months ended March 31, 2011, and had an accumulated deficit and negative cash flow from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share represent the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share. Potential future dilutive securities include common shares issuable under the Company’s outstanding convertible debentures and shares of Series D preferred stock as of March 31, 2011 as described more fully in these Notes to the Company’s Condensed Financial Statements.

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. During the three months ended March 31, 2011 and 2010, the Company recorded amortization of the note discount in the amount of $7,353 and $10,941, respectively.

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

	Fair Value
As of March 31, 2011	Level 1	Level 2	Level 3	Total
Embedded conversion liabilities	$-	$--	$356,349	$356,349

The following table reconciles, for the period ended March 31, 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the condensed financial statements:

Balance of Embedded Conversion Liability at December 31, 2010	$353,009
Present Value of beneficial conversion features of new debentures	7,642
Reductions in fair value due to principal conversions	(11,750)
Accretion adjustments to fair value - beneficial conversion features	7,448
Balance at March 31, 2011	$356,349

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

During the three months ended March 31, 2011, Minority Interest Fund (I), LLC (“MIF”) converted 15,069 shares of Series D preferred stock into 331,560,432 common shares. An additional 145 shares of Series D preferred stock beneficially owned by Viridis Capital, LLC (“Viridis”) were converted during the three months ended March 31, 2011 into 17,100,000 common shares (see Note 5, Related Party Transactions, below).

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

On April 15, 2010, the Company entered into cancellation agreements with the Senior Investors and the Junior Investors with respect to the cancellation of the 2009 Preferred Equity Financing. Under the terms of the cancellation agreements, the Company agreed to issue the Senior Investors and the Junior Investors an aggregate of 5,000,000 restricted common shares in consideration for the surrender and cancellation of all shares of Series E preferred stock and warrants issued to the investors in connection with the closing of the 2009 Preferred Equity Financing. The cancellation of the 2009 Preferred Equity Financing was effective as of March 31, 2010.

In addition to the common shares issued noted above, the Company issued 190,000,000 shares to E-LionHeart Associates upon the conversion of $1,750 in debt incurring $188,250 in interest expense in order to effect the conversion at par.

NOTE 5	RELATED PARTY TRANSACTIONS
Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 6, Convertible Debentures, below). The managing member of MIF is a relative of the Company’s chairman.

Viridis Capital, LLC (“Viridis”), is the majority shareholder of the Company (see Note 4, Stockholder’s Equity, above), The sole member of Viridis is Kevin Kreisler, the Company’s Chief Executive Officer

NOTE 6	CONVERTIBLE DEBENTURES
As of December 31, 2010, the Company had a convertible debenture payable to Minority Interest Fund (II), LLC (“MIF”) in the amount of $167,594 (the “MIF Debenture”).  The convertible debt issued to MIF bears interest at a rate of 20% and matures on December 31, 2011. The MIF Debenture is convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the MIF Debenture at December 31, 2010 to be $650,419 which represented the face value of the debenture of $601,446 plus the present value of the conversion feature. The MIF Debenture was also increased by $17,091 in additional advances during the three months ended March 31, 2011. During the three months ended March 31, 2011, MIF sold a portion of the MIF Debenture in the amounts of $25,000 to Sonata Ventures, LLC. During the three months ended March 31, 2011, the Company recognized reduction in conversion liabilities at present value of $798 due to the net reduction from additional funding received less principal sold and recorded an expense of $1,158 for the accretion to fair value of the conversion liability for the three months. The carrying value of the MIF Debenture was $642,871 at March 31, 2011, and included principal of $593,538 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $49,333 at March 31, 2011 to its estimated settlement value of $52,807 at December 31, 2011. Interest expense of $28,990 for these obligations was accrued for the three months ended March 31, 2011.

On June 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (“the JMJ Note”) in return for $600,000 in 12% convertible debt (“the JMJ Debenture”) issued by the Company. The Company recognized a $100,000 debt discount in relation to the difference between the $600,000 JMJ Debenture and the $500,000 JMJ Note. This discount is being amortized over the term of the debenture. The Company recognized amortization of debt discount of $7,353 and $10,941 for the three months ended March 31, 2011 and 2010, respectively. The principal balance receivable under the JMJ Note was $450,000 as of March 31, 2011 and accrued interest receivable under the JMJ Note was $115,220. The principal and accrued interest for the JMJ Note and JMJ Debenture has been presented as of March 31, 2011, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture dated June 9, 2009 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMJ Debenture could result in the note principal being converted to a variable number of the Company’s common shares.

The Company determined the value of the JMJ Debenture at December 31, 2010 to be $820,462 which represented the face value of the debenture and accrued interest plus the present value of the conversion feature minus the unamortized debt discount of $42,891. For the three months ended March 31, 2011, an expense of $11,496 has been recorded to recognize the present value of the conversion features for additional accrued interest and for the accretion to fair value of the conversion liability. The carrying value of the $600,000 JMJ Debenture was $854,883 at March 31, 2011 which represented the face value of the debenture and accrued interest plus the present value of the conversion feature minus the unamortized debt discount of $35,538. The liability for the conversion feature shall increase from its present value of $247,879 at March 31, 2011 to its estimated settlement amount of $275,375 at June 11, 2012. For the three months ended March 31, 2011, interest expense of $15,572 for these obligations was incurred.

MIF sold a portion of its MIF Debenture to Sunny Isle Ventures (“SIV”) in the amount of $50,000 on April 15, 2010 (the “SIV Debenture”). The convertible debt sold to SIV bears interest at a rate of 5% and matures on December 31, 2011. The SIV Debentures are convertible into Company common stock at a rate equal to 50% of the average closing market price for the Company’s common stock for the five trading days preceding conversion. SIV will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the outstanding the Company’s common shares. The Company accounted for the SIV Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the SIV Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the SIV Debentures at December 31, 2010 to be $49,567 which represented the face value of the debenture of $45,000 plus the present value of the conversion feature. During the three months ended March 31, 2011, the Company recorded an expense of $108 for the accretion to fair value of the conversion liability for the three months.  The carrying value of the SIV Debentures was $49,675 at March 31, 2011, and included principal of $45,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $4,675 at March 31, 2011 to its estimated settlement value of $5,000 at December 31, 2011. Interest expense of $555 for these obligations was accrued for the three months ended March 31, 2011.

MIF sold a portion of its MIF Debenture to Long Side Ventures (“LSV”), the successor to Sunny Isle Ventures, in the amount of $32,500 on July 14, 2010 (the “LSV Debenture”). The convertible debt sold to LSV bears interest at a rate of 20% and matures on December 31, 2010. The LSV Debentures are convertible into Company common stock at a rate equal to 50% of the average closing market price for the Company’s common stock for the five trading days preceding conversion. LSV will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The Company accounted for the LSV Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the LSV Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the LSV Debentures at July 14, 2010 to be $63,611 which represented the face value of the debenture of $25,500 plus the present value of the conversion feature. The carrying value of the LSV Debentures was $51,000 at March 31, 2011, and included principal of $25,500 and the value of the conversion liability.  The liability for the conversion feature of $25,500 at March 31, 2011 is equal to its estimated settlement value. Interest expense of $1,258 for these obligations was accrued for the three months ended March 31, 2011.

MIF sold a portion of its MIF Debenture to E-LionHeart Associates (“E-Lion”) in the amount of $35,000 on September 22, 2010 (the “E-Lion Debenture”). The convertible debt sold to E-Lion bears interest at a rate of 20% and matures on December 31, 2011.The E-Lion Debenture is convertible into Company common stock at a rate equal to 50% of the average of the three lowest reported closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the E-Lion Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the E-Lion Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the E-Lion Debentures at December 31, 2010 to be $13,417 which represented the face value of the debenture of $1,750 plus the present value of the conversion feature. During the three months ended March 31, 2011, the Company recognized a reduction in conversion liability at present value of $11,750 for conversions during the period. During the three months ended March 31, 2011, the Company recorded an expense of $83 for the accretion to fair value of the conversion liability for the period. The debenture has been converted and paid in full as of the three months ended March 31, 2011. Interest expense of $31 for these obligations was accrued for the three months ended March 31, 2011.

MIF sold a portion of its MIF Debenture to Mammoth Corporation (“Mammoth”) in the amount of $57,688 on March 31, 2011 (the “Mammoth Debenture”). The convertible debt sold to Mammoth bears interest at a rate of 20% and matures on December 31, 2011. The Mammoth Debenture is convertible into Company common stock at a rate equal to 50% of the lowest reported closing market price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for the Mammoth Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mammoth Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Mammoth Debentures at December 31, 2010 to be $53,657 which represented the face value of the debenture of $27,738 plus the present value of the conversion feature. During the three months ended March 31, 2011, the Company recorded an expense of $455 for the accretion to fair value of the conversion liability for the period. The carrying value of the Mammoth Debentures was $54,112 at March 31, 2011, and included principal of $27,738 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $26,374 at March 31, 2011 to its estimated settlement value of $27,738 at December 31, 2011. Interest expense of $1,368 for these obligations was accrued for the three months ended March 31, 2011.

MIF sold a portion of its MIF Debenture to Sonata Ventures, LLC. (“Sonata”) in the amount of $40,000 on January 20, 2011 (the “Sonata Debenture”). The convertible debt sold to Sonata bears interest at a rate of 20% and matures on December 31, 2011. The Sonata Debenture is convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for the Sonata Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Sonata Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Sonata Debenture at January 20, 2011 to be $27,525 which represented the face value of the debenture of $25,000 plus the present value of the conversion feature. During the three months ended March 31, 2011, the Company recorded an expense of $63for the accretion to fair value of the conversion liability for the three months. The carrying value of the Sonata Debenture was $27,588 at March 31, 2011, and included principal of $25,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $2,588 at March 31, 2011 to its estimated settlement value of $2,778 at December 31, 2011. Interest expense of $959 for these obligations was accrued for the three months ended March 31, 2011.

NOTE 7	SUBSEQUENT EVENTS

Between April 1, 2011 and May 20, 2011, the Company issued a total of 6,300,000 shares of common stock upon conversion of 51 shares of Series D Preferred Stock held by Viridis Capital, LLC, the Company’s majority shareholder.

On May 3, 2011, the Company filed to amend its articles of incorporation to reduce the par value of the Company’s common stock from $0.001 per share to $0.0001 per share and to effect a reverse stock split of the Company’s common stock in a ratio of 1-for-100.  The Company also plans to change the name of the Company to “Adarna Energy Corporation”.  The Company expects that the reverse stock split, change in par and change in the name of the Company will become effective during the second quarter 2011.

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

Our operating activities during the three months ended March 31, 2011 exclusively involved research and development with our technologies and performing due diligence on a number of additional strategically compatible technologies that we have targeted for licensing.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

There were no revenues for the three months ended March 31, 2011 or for the three months ended March 31, 2010. There was no cost of revenues for the three months ended March 31, 2011 or for the three months ended March 31, 2010.

Operating Expenses

Operating expenses were $21,281 for the three months ended March 31, 2011 and $117,681 for the three months ended March 31, 2010. Included in the three months ended March 31, 2011 was $10,000 in research and development costs, and $11,281 in general and administrative expenses as compared to $19,423 in research and development costs and $98,258 in general and administrative expenses for the three months ended March 31, 2010.  The decrease in operating costs as compared to prior periods is due to decreased development costs during the period and a decrease in salaries and legal fees.

Other Income (Expense)

Total other (expense) for the three months ended March 31, 2011 was ($243,446) and other income for the same period last year was $71,119 respectively. Included in the three months ended March 31, 2011 was $236,982 of interest expense (consisting of $207,992 in interest expense and $28,990 in interest expense - related party and included $188,250 in interest expense incurred to effect conversions at par) as well as $15,090 in non-cash expenses associated with the changes in the conversion features embedded in the convertible debentures issued by the Company during the three months ended March 31, 2011. Included in the three months ended March 31, 2010 was $61,453 of interest expense (consisting of $51,420 in interest expense, $10,033 in interest expense - related party), as well as $14,881 in non-cash expenses associated with the changes in the conversion features embedded in the convertible debentures issued by the Company during the three months ended March 31, 2010. Amortization of note discount was $7,353 and $10,941, respectively for the three months ended March 31, 2011 and 2010.

Expenses Associated with Change in Convertible Liabilities

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture. We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional cost for the conversion features of $15,090 for the three months ended March 31, 2011 has been recognized within other income (expense) as changes in conversion liabilities in the accompanying financial statements and includes $360 of  costs for related party debt.

Net Loss

Our net loss for the three months ended March 31, 2011 and 2010 was $264,727 and $188,800 respectively.

Liquidity and Capital Resources

The Company’s capital requirements consist of general working capital needs as well as planned research and development expenditures involving our ongoing commercialization efforts with our technologies. The Company's capital resources consist primarily of cash generated from the issuance of debt and stock. The Company relied on the issuance of convertible debt during the three months ended March 31, 2011 to cover its capital needs. Our plan moving forward involves continued investment in the research and development of our technologies as well as evaluation of additional early stage clean technologies for license or acquisition. We also plan to raise and invest additional capital in pilot-scale deployments of those of our technologies that demonstrate their qualification for scaling beyond the bench stage, with a goal of producing cash flow from the license or sublicense of developed technologies and through operating activities.

Cash Flows

For the three months ended March 31, 2011, net cash provided by financing activities was $0. The Company had a working capital deficit of $2,612,154 at March 31, 2011, which includes $356,349 in liabilities associated with the conversion features embedded in the convertible debentures issued by the Company, as well as $649,506 in convertible debt due to third parties and $593,538 in convertible debt due to related parties. The working capital deficit net of these amounts would be $1,012,761.

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
There has been no material change in the risk factors set forth in Item 1A (“Risk Factors”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4	RESERVED
None.

ITEM 5	OTHER INFORMATION
None.

ITEM 6	EXHIBITS
The following are exhibits filed as part of Ecosystem’s Form 10Q for the quarter ended March 31, 2011:

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

ECOSYSTEM CORPORATION

By:	/s/KEVIN KREISLER KEVIN KREISLER Chief Executive Officer
Date:	May 19, 2011

By:	/s/JACQUELINE FLYNN JACQUELINE FLYNN Chief Financial Officer
Date:	May 20, 2011