Form 10-Q
period 2011-06-30
ADARNA ENERGY Corp
filed 2011-08-15
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

COMMISSION FILE NO.: 0-32143

ADARNA ENERGY CORPORATION
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
	Yes		No	X

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

As of August 12, 2011, there were 61,762,416 shares of common stock outstanding.

ADARNA ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

ADARNA ENERGY CORPORATION
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS	6/30/2011	12/31/2010
Current assets:
Cash	$526	$526
Due from affiliate	3,158	20,219
Total current assets	3,684	20,745
Other assets:
Notes receivable	581,375	549,242
Total other assets	581,375	549,242

TOTAL ASSETS	$585,059	$569,987

LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)

Current liabilities:
Accounts payable	$473,524	$480,876
Accrued expenses	177,181	170,452
Accrued interest	147,830	107,882
Accrued interest – related party	137,055	77,907
Convertible debentures, net of discounts	940,818	887,401
Convertible debentures – related party	659,715	650,419
Liability to be settled in stock	179,007	179,007
Total current liabilities	2,715,130	2,553,944

TOTAL LIABILITIES	2,715,130	2,553,944

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $0.0001 par value, 5,275,000 authorized
Series D: 1,000,000 authorized, 825,015 and 840,281 issued and outstanding, respectively	825	840
Series E: 909,312 authorized with none outstanding
Common stock, $0.0001 par value, 5,000,000,000 authorized;
49,446,126 and 43,996,522 issued and outstanding, respectively	49,446	43,997
Additional paid-in capital	10,345,459	10,149,143
Accumulated deficit	(12,525,801)	(12,177,937)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,130,071)	(1,983,957)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$585,059	$569,987

The notes to the Condensed Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended		Six Months Ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Research and development	--	97,115	10,000	116,538
Bad debt expense	--	121,561	--	121,561
General and administrative expenses	26,424	111,754	37,705	210,012
Total operating expenses	26,424	330,430	47,705	448,111

Operating loss	(26,424)	(330,430)	(47,705)	(448,111)

Other income (expense)
Interest income	16,156	16,155	32,134	32,311
Cancellation fees	--	(71,400)	--	(71,400)
Amortization of debt discount	(7,353)	(7,881)	(14,705)	(18,822)
Change in convertible liabilities	(12,481)	(51,944)	(27,211)	(62,032)
Change in convertible liabilities – related party	(2,670)	(48,201)	(3,030)	(52,994)
Interest expense	(20,207)	(28,492)	(228,199)	(79,912)
Interest expense – related party	(30,158)	(43,297)	(59,148)	(53,330)
Total other income (expense)	(56,713)	(235,060)	(300,159)	(306,179)

Loss before provision for income taxes	(83,137)	(565,490)	(347,864)	(754,290)

Provision for income taxes	--	--	--	--

Net loss	$(83,137)	$(565,490)	$(347,864)	$(754,290)

Weighted average shares of common stock
outstanding, basic and diluted	49,436,434	372,408	48,303,623	328,698

Net loss per share, basic and diluted	$(0.00)	$(1.52)	$(0.01)	$(2.29)

The notes to the Condensed Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Six Months Ended	Six Months Ended
	6/30/2011	6/30/2010

CASH FLOW FROM OPERATING ACTIVITIES
Net cash used in operating activities	$--	$(76,240)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable repayment	--	--
Net cash provided by investing activities	--	--
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	--	74,250
Repayment on convertible notes	--	--
Loan proceeds from related parties	--	--
Net cash provided by financing activities	--	74,250

Net increase (decrease) in cash	$--	$(1,990)
Cash at beginning of period	526	2,551
Cash at end of period	$526	$561
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Stock issued for conversion of debt	$1,750	$68,421
Conversion of preferred stock into common	$3,550	$138
Conversion of convertible liabilities	$11,750	$9,431
Affiliate debentures issued for payment of accounts payable	$--	$2,865
Transfer of accrued interest to debentures	$--	$10,868
Assignment of related party debt to debenture	$--	$445,114

The notes to the Condensed Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results of operations have been included. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2	NATURE OF OPERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss in continuing operations of $347,864 during the six months ended June 30, 2011 and had an accumulated deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

NOTE 3	SIGNIFICANT ACCOUNTING POLICIES

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share represent the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share. Potential future dilutive securities include common shares issuable under the Company’s outstanding convertible debentures and shares of Series D preferred stock as of June 30, 2011 as described more fully in these Notes to the Company’s Condensed Financial Statements.

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. During the six months ended June 30, 2011 and 2010, the Company recorded amortization of the note discount in the amount of $14,705 and $18,822, respectively.

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Condensed Balance Sheets on a recurring basis and their level within the fair value hierarchy during the six months ended June 30, 2011:

Embedded conversion liabilities as of June 30, 2011:
Level 1	$--
Level 2	--
Level 3	371,500
Total	$371,500

The following table reconciles, for the period ended June 30, 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2010	$353,009

Present value of beneficial conversion features of new debentures	15,014
Accretion adjustments to fair value – beneficial conversion features	15,227
Reductions in fair value due to principal conversions	(11,750)
Balance at June 30, 2011	$371,500

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

NOTE 4	SHAREHOLDERS’ EQUITY

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

During the six months ended June 30, 2011, Minority Interest Fund (I), LLC (“MIF”) converted 15,069 shares of Series D preferred stock into 3,315,604 common shares. An additional 196 shares of Series D preferred stock beneficially owned by Viridis Capital, LLC (“Viridis”) were converted during the six months ended June 30, 2011 into 234,000 common shares (see Note 5, Related Party Transactions, below).

The Company’s Series E Preferred Stock was authorized during 2009 in connection with the Preferred Equity Financing. The Company entered into an agreement to cancel all Series E shares previously issued in April 2010, which agreement called for the issuance of a total of 50,000 Company common shares and the retention of another 18,690 common shares previously issued to the relevant investors in anticipation of converting Series E shares. All Series E shares are consequently pending cancelation. The 50,000 common shares to be issued to the relevant investors (and 1,000 shares due to the escrow agent) have been recorded as liabilities due to be settled in stock and were valued as of the April 15, 2010 commitment date.

In addition to the common shares issued noted above, the Company issued 1,900,000 shares to E-LionHeart Associates upon the conversion of $1,750 in debt incurring $188,250 in interest expense in order to effect the conversion at par.

Effective July 7, 2011, the Company completed its amendment to its articles of incorporation to reduce the par value of the Company’s common stock from $0.001 per share to $0.0001 per share and to affect a 1-for-100 reverse stock split of the Company’s common stock. The Company also changed the name of the Company to Adarna Energy Corporation. All stock prices, common share amounts, per share information, stock options and stock warrants in this Report retroactively reflect the reverse stock split.

NOTE 5	RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 6, Convertible Debentures, below). The managing member of MIF is a relative of the Company’s chairman.
Viridis Capital, LLC (“Viridis”), is the majority shareholder of the Company (see Note 4, Stockholder’s Equity, above). The sole member of Viridis is Kevin Kreisler, the Company’s Chief Executive Officer.

NOTE 6	CONVERTIBLE DEBENTURES

As of December 31, 2010, the Company had a convertible debenture payable to Minority Interest Fund (II), LLC (“MIF”) in the amount of $601,446 (the “MIF Debenture”). The convertible debt issued to MIF bears interest at a rate of 20% and matures on December 31, 2011. The MIF Debenture is convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the MIF Debenture at December 31, 2010 to be $650,419 which represented the face value of the debenture of $601,446 plus the present value of the conversion feature. The MIF Debenture was also increased by $31,266 in additional advances during the six months ended June 30, 2011. During the six months ended June 30, 2011, MIF sold a portion of the MIF Debenture in the amounts of $25,000 to Sonata Ventures, LLC. During the six months ended June 30, 2011, the Company recognized an increase in conversion liabilities at present value of $668 due to the net increase from additional funding received less principal sold and recorded an expense of $2,362 for the accretion to fair value of the conversion liability for the six months. The carrying value of the MIF Debenture was $659,716 at June 30, 2011, and included principal of $607,713 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $52,003 at June 30, 2011 to its estimated settlement value of $54,382 at December 31, 2011. Interest expense of $59,148 for these obligations was accrued for the six months ended June 30, 2011.

On June 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (“the JMJ Note”) in return for $600,000 in 12% convertible debt (“the JMJ Debenture”) issued by the Company. The Company recognized a $100,000 debt discount in relation to the difference between the $600,000 JMJ Debenture and the $500,000 JMJ Note. This discount is being amortized over the term of the debenture. The Company recognized amortization of debt discount of $14,705 and $18,822 for the six months ended June 30, 2011 and 2010, respectively. The principal balance receivable under the JMJ Note was $450,000 as of June 30, 2011 and accrued interest receivable under the JMJ Note was $131,375. The principal and accrued interest for the JMJ Note and JMJ Debenture has been presented as of June 30, 2011, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture dated June 9, 2009 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMJ Debenture could result in the note principal being converted to a variable number of the Company’s common shares.

The Company determined the value of the JMJ Debenture at December 31, 2010 to be $820,462 which represented the face value of the debenture and accrued interest plus the present value of the conversion feature minus the unamortized debt discount of $42,891. For the six months ended June 30, 2011, an expense of $23,350 has been recorded to recognize the present value of the conversion features for additional accrued interest and for the accretion to fair value of the conversion liability. The carrying value of the $600,000 JMJ Debenture was $889,835 at June 30, 2011 which represented the face value of the debenture and accrued interest plus the present value of the conversion feature minus the unamortized debt discount of $28, 185. The liability for the conversion feature shall increase from its present value of $259,734 at June 30, 2011 to its estimated settlement amount of $282,123 at June 11, 2012. For the six months ended June 30, 2011, interest expense of $31,317 for these obligations was incurred.

MIF sold a portion of its MIF Debenture to Sunny Isle Ventures (“SIV”) in the amount of $50,000 on April 15, 2010 (the “SIV Debenture”). The convertible debt sold to SIV bears interest at a rate of 5% and matures on December 31, 2011. The SIV Debentures are convertible into Company common stock at a rate equal to 50% of the average closing market price for the Company’s common stock for the five trading days preceding conversion. SIV will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the outstanding the Company’s common shares. The Company accounted for the SIV Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the SIV Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the SIV Debentures at December 31, 2010 to be $49,567 which represented the face value of the debenture of $45,000 plus the present value of the conversion feature. During the six months ended June 30, 2011, the Company recorded an expense of $216 for the accretion to fair value of the conversion liability for the six months. The carrying value of the SIV Debentures was $49,784 at June 30, 2011, and included principal of $45,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $4,784 at June 30, 2011 to its estimated settlement value of $5,000 at December 31, 2011. Interest expense of $1,116 for these obligations was accrued for the six months ended June 30, 2011.

MIF sold a portion of its MIF Debenture to Long Side Ventures (“LSV”), the successor to Sunny Isle Ventures, in the amount of $32,500 on July 14, 2010 (the “LSV Debenture”). The convertible debt sold to LSV bears interest at a rate of 20% and matures on December 31, 2010. The LSV Debentures are convertible into Company common stock at a rate equal to 50% of the average closing market price for the Company’s common stock for the five trading days preceding conversion. LSV will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The Company accounted for the LSV Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the LSV Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the LSV Debentures at July 14, 2010 to be $63,611 which represented the face value of the debenture of $25,500 plus the present value of the conversion feature. The carrying value of the LSV Debentures was $51,000 at June 30, 2011, and included principal of $25,500 and the value of the conversion liability. The liability for the conversion feature of $25,500 at June 30, 2011 is equal to its estimated settlement value. Interest expense of $2,529 for these obligations was accrued for the six months ended June 30, 2011.

MIF sold a portion of its MIF Debenture to E-LionHeart Associates (“E-Lion”) in the amount of $35,000 on September 22, 2010 (the “E-Lion Debenture”). The convertible debt sold to E-Lion bears interest at a rate of 20% and matures on December 31, 2011.The E-Lion Debenture is convertible into Company common stock at a rate equal to 50% of the average of the three lowest reported closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the E-Lion Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the E-Lion Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the E-Lion Debentures at December 31, 2010 to be $13,417 which represented the face value of the debenture of $1,750 plus the present value of the conversion feature. During the six months ended June 30, 2011, the Company recognized a reduction in conversion liability at present value of $11,750 for conversions during the period. During the six months ended June 30, 2011, the Company recorded an expense of $83 for the accretion to fair value of the conversion liability for the period. The debenture has been converted and paid in full as of the six months ended June 30, 2011. Interest expense of $31 for these obligations was accrued for the six months ended June 30, 2011.

MIF sold a portion of its MIF Debenture to Mammoth Corporation (“Mammoth”) in the amount of $57,688 on June 30, 2011 (the “Mammoth Debenture”). The convertible debt sold to Mammoth bears interest at a rate of 20% and matures on December 31, 2011. The Mammoth Debenture is convertible into Company common stock at a rate equal to 50% of the lowest reported closing market price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for the Mammoth Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mammoth Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Mammoth Debentures at December 31, 2010 to be $53,657 which represented the face value of the debenture of $27,738 plus the present value of the conversion feature. During the six months ended June 30, 2011, the Company recorded an expense of $910 for the accretion to fair value of the conversion liability for the period. The carrying value of the Mammoth Debentures was $54,566 at June 30, 2011, and included principal of $27,738 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $26,828 at June 30, 2011 to its estimated settlement value of $27,738 at December 31, 2011. Interest expense of $2,751 for these obligations was accrued for the six months ended June 30, 2011.

MIF sold a portion of its MIF Debenture to Sonata Ventures, LLC. (“Sonata”) in the amount of $25,000 on January 20, 2011 (the “Sonata Debenture”). The convertible debt sold to Sonata bears interest at a rate of 20% and matures on December 31, 2011. The Sonata Debenture is convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for the Sonata Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Sonata Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Sonata Debenture at January 20, 2011 to be $27,525 which represented the face value of the debenture of $25,000 plus the present value of the conversion feature. During the six months ended June 30, 2011, the Company recorded an expense of $127 for the accretion to fair value of the conversion liability for the six months. The carrying value of the Sonata Debenture was $27,652 at June 30, 2011, and included principal of $25,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $2,652 at June 30, 2011 to its estimated settlement value of $2,778 at December 31, 2011. Interest expense of $2,205 for these obligations was accrued for the six months ended June 30, 2011.

NOTE 7	SUBSEQUENT EVENTS

Between July 1, 2011 and August 20, 2011, the Company issued a total of 4,481,400 shares of common stock upon conversion of 178 shares of Series D Preferred Stock held by MIF.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

Adarna Energy Corporation (“we,” “our,” “us,” “Adarna,” or the “Company”) is a clean technology development company with a focus on developing innovations designed to resolve compelling ecological challenges while producing value added carbon neutral and negative products.

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

Adarna’s ambition is to contribute to the resolution of this challenge by developing new clean technologies that reduce and reuse carbon emissions. Our plan to do so while building shareholder value is to develop, license and support technologies and projects that beneficially reuse waste carbon emissions in ways that reduce consumption of fossil fuels, increase use of sustainable raw materials, and decrease production of wastes and emissions.

We have licensed a technology portfolio from GS CleanTech Corporation, a subsidiary of GreenShift Corporation, an entity whose majority owner is the same as our majority owner. The technology portfolio includes several feedstock and product conditioning technologies, lipid and alcohol production and refining technologies, and carbon dioxide recycling and refining technologies; we have no license rights involving any of GS CleanTech’s corn oil technologies. While the licensed technologies have wide application potential in several industries and processes, we are initially focused on developing applications of these technologies for use in the existing renewable fuels industry. We believe that the composition and extent of the installed renewable fuels complex and the relatively uncomplicated nature of its inputs and outputs presents compelling opportunities to defray risk as we commercialize our technologies. Importantly, significant demand exists today for technologies that enhance the efficiency and sustainability of refining biomass into carbon-neutral or carbon-negative fuel. We believe that satisfying this demand can be expected to result in reduced reliance on petroleum products, more efficient use of natural resources, increased use of biomass-derived fuels and other products, and decreased greenhouse gas emissions on globally-meaningful scales.

Our operating activities during the six months ended June 30, 2011 exclusively involved research and development with our technologies and performing due diligence on a number of additional strategically compatible technologies that we have targeted for licensing.

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

Technology Development Activities

During 2011 and 2010, Adarna conducted research involving patent-pending technologies designed to recycle waste carbon emissions into value-added products. These activities were completed at the direction of our management and in connection with license rights obtained from affiliates of Viridis Capital, LLC, our majority shareholder, pursuant to which we have agreed to provide all of the capital resources needed to complete research and development in exchange for use rights involving the technologies. To defray cost and risk, this research was completed at our cost at an outsourced laboratory, by the laboratory’s research staff.

The Company plans to conduct additional testing during 2011 and 2012, which testing may or may not involve the subcontract technical consultants and project collaborators used for prior testing. All testing is performed under license and no payment is required until the technology has been successfully commercialized. Our license with GS CleanTech provides that we have to pay royalties to GS CleanTech equal to 10% of our pre-tax net income deriving from commercial use of licensed technology. Successful commercialization will require sequential progression from bench, to pilot and finally commercial-scale pilot testing. Management’s risk mitigation policies call for a subjective analysis of the results produced by testing at each of the above stages. The goals of this analysis include an assessment of overall feasibility, the establishment of design parameters for cost-efficient scaling to the next sequential stage, and confirmation of previously established design assumptions and stage-specific objectives that Management believes to be required for continuation of research and development activities for a specific technology. The purpose of each stage of testing for each technology is to provide Management with sufficient information to determine whether or not additional investment into that technology is warranted. No payments have been made to date or are currently due under the above license. Management does not anticipate completion of bench and pilot testing and commencing commercial operations with the licensed technologies during 2011 or 2012, but completion of testing and development of a reasonable assessment of the economic feasibility of large scale implementation may be achieved within 36 months, depending upon the results of additional testing and the availability of capital for additional research and development activities.

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

RESULTS OF OPERATIONS

Operating expenses were $47,700 for the six months ended June 30, 2011 and $448,100 for the six months ended June 30, 2010. The decrease in operating costs as compared to prior periods is due to decreased development costs during the period and a decrease in salaries and legal fees. Total other expense for the six months ended June 30, 2011 was t $300,200 and other expense for the same period last year was  $306,200 respectively. Included in the six months ended June 30, 2011 was about $287,300 of interest expense as well as about $30,200 in non-cash expenses associated with the changes in the conversion features embedded in the Company’s convertible debentures. Included in other expenses during the six months ended June 30, 2010 was $71,400 of loan cancellation fees, $133,200 of interest expense, and $115,000 in non-cash expenses associated with the changes in the conversion features in the Company’s convertible debentures. Our net loss for the six months ended June 30, 2011 and June 30, 2010 was about $347,900 and about $754,300, respectively.

The factors determining our expenses during the three month periods ended June 30, 2011 and 2010 were not different in any significant way from the factors discussed with reference to the six month periods then ended.  Our net loss for the three months ended June 30, 2011 was $83,137, compared to a net loss of $565,490 during the three months ended June 30, 2010.

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture. We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional cost for the conversion features of $30,200 for the six months ended June 30, 2011 has been recognized within other income (expense) as changes in conversion liabilities in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements consist of general working capital needs as well as planned research and development expenditures involving our ongoing commercialization efforts with our technologies. The Company's capital resources consist primarily of cash generated from the issuance of debt and stock. The Company relied on the issuance of convertible debt during the six months ended June 30, 2011 to cover its capital needs. Our plan moving forward involves continued investment in the research and development of our technologies as well as evaluation of additional early stage clean technologies for license or acquisition. We also plan to raise and invest additional capital in pilot-scale deployments of those of our technologies that demonstrate their qualification for scaling beyond the bench stage, with a goal of producing cash flow from the license or sublicense of developed technologies and through operating activities.

The Company had a working capital deficit of about $2.7 million at June 30, 2011, which includes $371,500 in liabilities associated with the conversion features embedded in convertible debentures issued by the Company, as well as about $649,500 in convertible debt due to third parties, and about $607,700 in convertible debt due to related parties. The Company’s working capital deficit net of these amounts would be about $1.1 million.

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

In the course of making our assessment of the effectiveness of our disclosure controls and procedures, we identified a material weakness.  This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The lack of employees prevents us from segregating disclosure duties.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  Based on the results of this assessment, our management concluded that because of the above condition, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None.

ITEM 1A	RISK FACTORS

There has been no material change in the risk factors affecting the Company that were set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	RESERVED

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-Q for the quarter ended June 30, 2011:

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

ADARNA ENERGY CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer
Date:		August 15, 2011

By:	/s/	JACQUELINE FLYNN
JACQUELINE FLYNN
Chief Financial Officer &
Chief Accounting Officer
Date:		August 15, 2011