Form 10-Q/A
period 2011-06-30
ADARNA ENERGY Corp
filed 2011-08-22
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q/A
(Amendment No. 1)
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

This Amendment No. 1 on form 10-Q/A is being filed to correctly add the interactive data files.

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

ADARNA ENERGY CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer
Date:		August 19, 2011

By:	/s/	JACQUELINE FLYNN
JACQUELINE FLYNN
Chief Financial Officer &
Chief Accounting Officer
Date:		August 19, 2011