Form 10-Q
period 2011-09-30
ADARNA ENERGY Corp
filed 2011-11-23
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 18, 2011, there were 4,114,258,086 shares of common stock outstanding.

ADARNA ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

ADARNA ENERGY CORPORATION
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS	9/30/2011	12/31/2010
Current assets:
Cash	$526	$526
Due from affiliate	--	20,219
Total current assets	526	20,745
Other assets:
Notes receivable	--	549,242
Total other assets	--	549,242

TOTAL ASSETS	$526	$569,987

LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)

Current liabilities:
Accounts payable	$489,759	$480,876
Accrued expenses	199,414	170,452
Accrued interest	10,126	107,882
Accrued interest – related party	--	77,907
Convertible debentures	681,210	887,401
Convertible debentures – related party	--	650,419
Due to affiliate	870,845	--
Liability to be settled in stock	179,007	179,007
Total current liabilities	2,430,361	2,553,944

TOTAL LIABILITIES	2,430,361	2,553,944

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $0.0001 par value, 5,275,000 authorized
Series D: 1,000,000 authorized, 835,098 and 840,281 issued and outstanding, respectively	835	840
Series E: 909,312 authorized with none outstanding
Common stock, $0.0001 par value, 5,000,000,000 authorized;
90,338,923 and 43,996,522 issued and outstanding, respectively	53,535	43,997
Additional paid-in capital	10,502,236	10,149,143
Accumulated deficit	(12,986,441)	(12,177,937)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,429,835)	(1,983,957)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$526	$569,987

The notes to the Condensed Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010

Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Research and development	--	116,538	10,000	233,076
Bad debt expense	--	--	--	121,561
Stock based compensation	--	29,880	--	29,880
General and administrative expenses	289,504	157,433	327,209	367,444
Total operating expenses	289,504	303,851	337,209	751,962

Operating loss	(289,504)	(303,851)	(337,209)	(751,962)

Other income (expense)
Gain on extinguishment of debt	327,620	--	327,620
Interest income	16,333	16,333	48,467	48,644
Liquidated damages	(134,500)	--	(134,500)	--
Cancellation fees	--	(1,500)	--	(72,900)
Amortization of debt discount	(7,353)	(7,881)	(22,058)	(26,703)
Change in convertible liabilities	(276,115)	(156,210)	(303,326)	(218,242)
Change in convertible liabilities – related party	(30,528)	4,495	(33,558)	(48,499)
Interest expense	(35,958)	(50,360)	(264,157)	(130,273)
Interest expense – related party	(30,635)	(19,292)	(89,783)	(72,622)
Total other income (expense)	(171,136)	(214,415)	(471,295)	(520,594)

Loss before provision for income taxes	(460,640)	(518,266)	(808,504)	(1,272,556)

Provision for income taxes	--	--	--	--

Net loss	$(460,640)	$(518,266)	$(808,504)	$(1,272,556)

Weighted average shares of common stock
outstanding, basic and diluted	67,175,608	6,026,304	54,663,413	2,246,300

Net loss per share, basic and diluted	$(0.01)	$(0.09)	$(0.01)	$(0.57)

The notes to the Condensed Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	9/30/2011	9/30/2010

CASH FLOW FROM OPERATING ACTIVITIES
Net cash used in operating activities	$--	$(76,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable repayment	--	--
Net cash provided by investing activities	--	--
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	--	74,250
Repayment on convertible notes	--	--
Loan proceeds from related parties	--	--
Net cash provided by financing activities	--	74,250

Net increase (decrease) in cash	$--	$(2,025)
Cash at beginning of period	526	2,551
Cash at end of period	$526	$526
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Stock issued for conversion of debt	$8,250	$179,176
Conversion of preferred stock into common	$5,912	$620,266
Conversion of convertible liabilities	$18,250	$59,558
Affiliate debentures issued for payment of accounts payable	$--	$2,865
Transfer of accrued interest to debentures	$177,816	$10,868
Write off of affiliate debt	$132,030	$--
Assignment of related party debt to debenture	$--	$445,114

The notes to the Condensed Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results of operations have been included. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2	NATURE OF OPERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss in continuing operations of $808,504 during the nine months ended September 30, 2011 and had an accumulated deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share represent the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share. Potential future dilutive securities include common shares issuable under the Company’s outstanding convertible debentures and shares of Series D preferred stock as of September 30, 2011 as described more fully in these Notes to the Company’s Condensed Financial Statements.

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. During the nine months ended September 30, 2011 and 2010, the Company recorded amortization of the note discount in the amount of $22,058 and $26,703, respectively.

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Condensed Balance Sheets on a recurring basis and their level within the fair value hierarchy during the nine months ended September 30, 2011:

Embedded conversion liabilities as of September 30, 2011:
Level 1	$--
Level 2	--
Level 3	317,155
Total	$317,155

The following table reconciles, for the period ended September 30, 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2010	$353,009

Present value of beneficial conversion features of new debentures	306,809
Accretion adjustments to fair value – beneficial conversion features	30,074
Gain on extinguishment of conversion feature	(271,957)
Gain on extinguishment of conversion feature – related party	(82,530)
Reductions in fair value due to principal conversions	(18,250)
Balance at September 30, 2011	$317,155

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

During the nine months ended September 30, 2011, Minority Interest Fund (I), LLC (“MIF”) converted 4,974 shares of Series D preferred stock into 26,939,158 common shares. An additional 208 shares of Series D preferred stock beneficially owned by Viridis Capital, LLC (“Viridis”) were converted during the nine months ended September 30, 2011 into 234,000 common shares (see Note 5, Related Party Transactions, below).

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

As of December 31, 2010, the Company had a convertible debenture payable to Minority Interest Fund (II), LLC (“MIF”) in the amount of $601,446 (the “MIF Debenture”). The MIF Debenture is convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the MIF Debenture at December 31, 2010 to be $650,419 which represented the face value of the debenture of $601,446 plus the present value of the conversion feature. During the nine months ended September 30, 2011, the MIF Debenture was increased by $33,266 from new advances and decreased by $25,000 for amounts assigned to unrelated third parties. The Company recognized an increase in conversion liabilities at present value of $29,307 and recorded an expense of $4,251 for the accretion to fair value of the conversion liability for the nine months ended September 30, 2011. Interest expense of $89,783 for these obligations was accrued for the nine months ended September 30, 2011. The terms of the MIF Debenture were amended and restated on September 30, 2011 to include accrued interest of $167,690 and other amounts due of $270,333. The terms of a portion of the MIF Debenture consisting of $878,045 in principal were amended to provide for 6% interest, conversion at 90% of the market price at the time of conversion, and a maturity date of June 30, 2013. That debenture was then assigned to GreenShift Corporation, an entity majority owned by Viridis Capital, LLC, to reverse the impact of a transaction pursuant to which $878,045 in debt due from GreenShift to MIF was paid in the form of $878,045 in convertible debt issued by the Company that had been previously due to GreenShift. As a result, the Company recorded a reduction of convertible debt payable to MIF of $878,045 and an affiliate obligation to GreenShift in the same amount. The balance of the MIF Debenture was then assigned on the same date to Mammoth Corporation (“Mammoth”), an unrelated third party. These transactions eliminated the balance of convertible debt due to MIF on September 30, 2011.

The principal balance due to Mammoth on September 30, 2011 was $300,054 (the “Mammoth Debenture”). Prior to September 30, 2011, the Mammoth Debenture was convertible into Company common stock at a rate equal to 50% of the lowest reported closing market price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for the Mammoth Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mammoth Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Mammoth Debenture at December 31, 2010 to be $53,657 which represented the face value of the debenture of $27,738 plus the present value of the conversion feature. During the nine months ended September 30, 2011, the Company recorded an expense of $7,701 for the accretion to fair value of the conversion liability for the period. The carrying value of the Mammoth Debentures was $593,318 at September 30, 2011, and included principal of $300,054 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $293,264 at September 30, 2011 to its estimated settlement value of $300,055 at December 31, 2011. Interest expense of $4,149 for these obligations was accrued for the nine months ended September 30, 2011. The terms of the Mammoth Debenture were amended and restated on September 30, 2011 to provide for  an extended maturity date of December 31, 2013. The Company additionally incurred a liquidated damages expense of $69,500 during 2011 in connection with prior conversion shares received by Mammoth at conversion prices below the par value of the Company’s stock.

On September 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (“the JMJ Note”) in return for $600,000 in 12% convertible debt (“the JMJ Debenture”) issued by the Company. The principal balance receivable under the JMJ Note was $450,000 as of September 30, 2011 and accrued interest receivable under the JMJ Note was $131,375. The principal balance due under the JMJ Debenture was $526,268 as of September 30, 2011 and accrued interest owed under the JMJ Debenture was $147,936.  On September 2, 2011, JMJ sent notice of its election to offset the JMJ Note against the JMJ Debenture.  As a result of this offset, the Company and JMJ are both released of their liability in regards to the JMJ Note and the JMJ Debenture.  The Company recorded a $327,620 gain on extinguishment of debt as a result of the offset as well as in income from the elimination of the underlying conversion liability. As of September 30, 2011, the balances on the JMJ Note and the JMJ Debenture have been paid in full.  For the nine months ended September 30, 2011, interest expense of $47,234 for these obligations was incurred.

Sunny Isle Ventures (“SIV”) held a debenture in the amount of $50,000 as of April 15, 2010 (the “SIV Debenture”). The SIV Debentures are convertible into Company common stock at a rate equal to 50% of the average closing market price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for the SIV Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the SIV Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the SIV Debentures at December 31, 2010 to be $49,567 which represented the face value of the debenture of $45,000 plus the present value of the conversion feature. During the nine months ended September 30, 2011, the Company recorded an expense of $325 for the accretion to fair value of the conversion liability for the nine months. The carrying value of the SIV Debentures was $49,892 at September 30, 2011, and included principal of $45,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $4,892 at September 30, 2011 to its estimated settlement value of $5,000 at December 31, 2011. Interest expense of $1,683 for these obligations was accrued for the nine months ended September 30, 2011.

Long Side Ventures (“LSV”), the successor to Sunny Isle Ventures, held an additional debenture in the amount of $32,500 on July 14, 2010 (the “LSV Debenture”). The LSV Debentures are convertible into Company common stock at a rate equal to 50% of the average closing market price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for the LSV Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the LSV Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the LSV Debentures at July 14, 2010 to be $63,611 which represented the face value of the debenture of $25,500 plus the present value of the conversion feature. The carrying value of the LSV Debentures was $44,500 at September 30, 2011, and included principal of $25,500 and the value of the conversion liability. The liability for the conversion feature of $19,000 at September 30, 2011 is equal to its estimated settlement value. Interest expense of $3,744 for these obligations was accrued for the nine months ended September 30, 2011.

MIF sold a portion of its MIF Debenture to E-LionHeart Associates (“E-Lion”) in the amount of $35,000 on September 22, 2010 (the “E-Lion Debenture”). The convertible debt sold to E-Lion bears interest at a rate of 20% and matures on December 31, 2011.The E-Lion Debenture is convertible into Company common stock at a rate equal to 50% of the average of the three lowest reported closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the E-Lion Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the E-Lion Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the E-Lion Debentures at December 31, 2010 to be $13,417 which represented the face value of the debenture of $1,750 plus the present value of the conversion feature. During the nine months ended September 30, 2011, the Company recognized a reduction in conversion liability at present value of $11,750 for conversions during the period. During the nine months ended September 30, 2011, the Company recorded an expense of $83 for the accretion to fair value of the conversion liability for the period. The debenture has been converted and paid in full as of the nine months ended September 30, 2011. Interest expense of $31 for these obligations was accrued for the nine months ended September 30, 2011.

An additional debenture in the amount of $25,000 had been assigned by MIF to an unrelated third party on January 20, 2011, but returned to MIF on September 30, 2011. This debenture was convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for this debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in this debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of this debenture at January 20, 2011 to be $27,525 which represented the face value of the debenture of $25,000 plus the present value of the conversion feature. During the nine months ended September 30, 2011, the Company recorded an expense of $190 for the accretion to fair value of the conversion liability for the nine months. The carrying value of this debenture was $27,652 at September 30, 2011, and included principal of $25,000 and the value of the conversion liability. The debenture has been converted and paid in full as of the nine months ended September 30, 2011. Interest expense of $3,466 for these obligations was accrued for the nine months ended September 30, 2011.

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

Our operating activities during the nine months ended September 30, 2011 exclusively involved research and development with our technologies and performing due diligence on a number of additional strategically compatible technologies that we have targeted for licensing.

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

The Company plans to conduct additional testing during 2011 and 2012, which testing may or may not involve the subcontracted technical consultants and project collaborators used for prior testing. All testing is performed under license and no payment is required until the technology has been successfully commercialized. Our license with GS CleanTech provides that we have to pay royalties to GS CleanTech equal to 10% of our pre-tax net income deriving from commercial use of licensed technology. Successful commercialization will require sequential progression from bench, to pilot and finally commercial-scale pilot testing. Management’s risk mitigation policies call for a subjective analysis of the results produced by testing at each of the above stages. The goals of this analysis include an assessment of overall feasibility, the establishment of design parameters for cost-efficient scaling to the next sequential stage, and confirmation of previously established design assumptions and stage-specific objectives that Management believes to be required for continuation of research and development activities for a specific technology. The purpose of each stage of testing for each technology is to provide Management with sufficient information to determine whether or not additional investment into that technology is warranted. No payments have been made to date or are currently due under the above license. Management does not anticipate completion of bench and pilot testing and commencing commercial operations with the licensed technologies during 2011 or 2012, but completion of testing and development of a reasonable assessment of the economic feasibility of large scale implementation may be achieved within 36 months, depending upon the results of additional testing and the availability of capital for additional research and development activities.

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

RESULTS OF OPERATIONS

Operating expenses were approximately $337,200 for the nine months ended September 30, 2011 and approximately $752,000 for the nine months ended September 30, 2010. Total other expense for the nine months ended September 30, 2011 was approximately $471,300 and other expense for the same period last year was approximately $520,600 respectively. Included in the nine months ended September 30, 2011 was about $354,000 of interest expense, $134,500 in liquidated damages that have not been assessed but may be as well as about $336,900 in non-cash expense associated with the changes in the conversion features embedded in the Company’s convertible debentures. Included in other expenses during the nine months ended September 30, 2010 was $72,900 of loan cancellation fees, $202,900 of interest expense, and $266,700 in non-cash expenses associated with the changes in the conversion features in the Company’s convertible debentures. Our net loss for the nine months ended September 30, 2011 and September 30, 2010 was about $808,500 and about $1,272,600, respectively.

The factors determining our expenses during the three month periods ended September 30, 2011 and 2010 were not different in any significant way from the factors discussed with reference to the nine month periods then ended.  Our net loss for the three months ended September 30, 2011 was $460,640, compared to a net loss of $518,300 during the three months ended September 30, 2010.

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture. We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional expense for the conversion features of $336,900 for the nine months ended September 30, 2011 has been recognized within other income (expense) as changes in conversion liabilities in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements consist of general working capital needs as well as planned research and development expenditures involving our ongoing commercialization efforts with our technologies. The Company's capital resources consist primarily of cash generated from the issuance of debt and stock. The Company relied on the issuance of convertible debt during the nine months ended September 30, 2011 to cover its capital needs. Our plan moving forward involves continued investment in the research and development of our technologies as well as evaluation of additional early stage clean technologies for license or acquisition. We also plan to raise and invest additional capital in pilot-scale deployments of those of our technologies that demonstrate their qualification for scaling beyond the bench stage, with a goal of producing cash flow from the license or sublicense of developed technologies and through operating activities.

The Company had a working capital deficit of about $2.4 million at September 30, 2011, which includes approximately $317,200 in liabilities associated with the conversion features embedded in convertible debentures issued by the Company, as well as about $364,000 in convertible debt due to third parties. The Company’s working capital deficit net of these amounts would be about $1.7 million.

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

The following are exhibits filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2011:

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

ADARNA ENERGY CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer
Date:		November 21, 2011

By:	/s/	JACQUELINE FLYNN
JACQUELINE FLYNN
Chief Financial Officer &
Chief Accounting Officer
Date:		November 21, 2011