Form 10-K
period 2011-12-31
ADARNA ENERGY Corp
filed 2012-04-17
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

As of June 30, 2011 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $494,461.

As of April 13, 2012, there were 4,450,243,545 shares of common stock outstanding.

ADARNA ENERGY CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

Part I		Page No

Item 1	Business	4

Item 1A	Risk Factors	5

Item 2	Description of Properties	7

Item 3	Legal Proceedings	7

Item 4	Mine Safety Disclosure	7

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer	8
	Purchase of Equity Securities

Item 6	Selected Financial Data	8

Item 7	Management’s Discussion and Analysis	8

Item 8	Financial Statements and Supplementary Schedules	12

Item 9	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	32

Item 9A	Controls and Procedures	32

Item 9B	Other Information
Part III

Item 10	Directors, Executive Officers and Corporate Governance	33

Item 11	Executive Compensation	34

Item 12	Security Ownership of Certain Beneficial Owners, and Management and	33
	Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions and Director Independence	35

Item 14	Principal Accountant Fees and Services	36

Part IV

Item 15	Exhibits and Financial Statement Schedules	37

	Signatures	38

PART I

BASIS OF PRESENTATION

In this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “Adarna,” or the “Company” refer to Adarna Energy Corporation.

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

FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We make certain forward-looking statements in this Annual Report on Form 10-K and in documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

-	the volatility and uncertainty of commodity prices;

-	operational disruptions at ethanol production facilities;

-	the costs and business risks associated with developing new technologies;

-	our ability to develop and commercialize our technologies;

-	the impact of new, emerging and competing technologies on our business;

-	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;

-	the effects of mergers and consolidations in the biofuels industry and unexpected announcements or developments from others in the renewable fuels industry;

-	our reliance on key management personnel;

-	changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

-	limitations and restrictions contained in the instruments and agreements governing our indebtedness;

-	our ability to raise additional capital and secure additional financing;

-	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

-	other risks referenced from time to time in our filings with the SEC and those factors listed in this Annual Report on Form 10-K for the year ended December 31, 2011 under Item 1A, Risk Factors.

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

Carbon dioxide is the most abundant waste produced by human activity. Continued accumulation in Earth’s atmosphere and oceans needs to be avoided in order to prevent severe climate change. Our waste carbon emissions come from the combustion of fossil fuels to produce electricity, to power transportation, to heat our homes and to manufacture products. The scientific consensus is that these activities are directly responsible for increasing atmospheric carbon dioxide concentrations to the highest that they have been for more than 650,000 years. However, and despite the increased focus on renewable sources of energy, fossil fuels will continue to play a vital and dominant role in providing the majority of our energy needs over at least the next 50 years. Most scientists agree that, unabated, the combustion of fossil fuels to meet these needs will pump enough carbon dioxide into the global atmosphere to bring about severe climate change. Our collective challenge is to stem the tide – to channel the flow of waste carbon emissions in ways that stimulate economic growth and preserve quality of life while preventing the continued accumulation of carbon dioxide in Earth’s atmosphere and oceans.

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

We have licensed patent-pending technologies involving the composition and production of novel nanocatalysts and use of same in the catalytic conversion of carbon dioxide into methane and other value-added products. Our operating activities during the year ended December 31, 2011 exclusively involved research and development with this technology, and evaluation of additional strategically compatible technologies that we have targeted for licensing or acquisition.

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

EMPLOYEES

Adarna currently has 2 employees. In addition to its executive officers, the Company subcontracts with and/or employs on a part-time or at-will basis technical staff on an as-needed basis. There is no union representation for any of our employees.

ITEM 1A	RISK FACTORS

There are many important factors that have affected, and in the future could affect, Adarna’s business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

There is substantial doubt concerning our ability to continue as a going concern.

Adarna incurred a loss from continuing operations of $760,407 during the twelve months ended December 31, 2011, and we had $526 in cash at December 31, 2011. These matters raise substantial doubt about our ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

We lack capital to fund our operations.

During the twelve months ended December 31, 2011 our operations used $0 in cash. In addition, during those twelve months we were required to make payments on some of our outstanding debts. Loans from some of our shareholders funded both the cash shortfall from operations and our debt service. Those individuals may not be able to continue to fund our operations or our debt service.

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

Adarna Energy Corporation is not likely to hold annual shareholder meetings in the next few years.

Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders’ meeting. Unless a shareholders’ meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders’ meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. The current board members were appointed to by the previous directors. If other directors are added to the Board in the future, it is likely that the current board will appoint them. As a result, the shareholders of Adarna Energy Corporation will have no effective means of exercising control over the operations of Adarna Energy Corporation.

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

The volatility of the market for Adarna Energy Corporation common stock may prevent a shareholder from obtaining a fair price for his shares.

The common stock of Adarna Energy Corporation is quoted on the OTC Bulletin Board. It is impossible to say that the market price on any given day reflects the fair value of Adarna Energy Corporation, since the price sometimes moves up or down by 50% or more in a week’s time. A shareholder in Adarna Energy Corporation who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

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

Adarna Energy Corporation common stock is defined by the SEC as a “penny stock” because it trades at a price less than $5.00 per share. Adarna Energy Corporation common stock also meets most common definitions of a “penny stock,” since it trades for less than $1.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for Adarna Energy Corporation common stock as long as it remains a “penny stock.” This situation may limit the liquidity of your shares.

ITEM 2	DESCRIPTION OF PROPERTIES

Adarna Energy Corporation currently maintains office space at 5950 Shiloh Road East, Suite N, Alpharetta, GA 30005. The lease for this space expires in February of 2013. We paid no rent during 2011 for these offices. During 2012, Adarna does not expect to pay rent for these offices.

ITEM 3	LEGAL PROCEEDINGS

None.

ITEM 4	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Adarna’s common stock trades on the OTCQB under the symbol “ADRN”. The following table sets forth, for the periods indicated, the range of high and low closing bid prices for Adarna’s common stock as reported by the National Association of Securities Dealers composite. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low

2010 First Quarter	0.0225	0.0173
2010 Second Quarter	0.0060	0.0050
2010 Third Quarter	0.0006	0.0005
2010 Fourth Quarter	0.0002	0.0001

2011 First Quarter	0.0001	0.0001
2011 Second Quarter	0.0001	0.0001
2011 Third Quarter	0.0014	0.0009
2011 Fourth Quarter	0.0002	0.0001

Title of Class	Approximate Number of Holders of Record as of April 15, 2012
Common Stock, $0.0001 par		313

The number of holders does not reflect beneficial ownership of shares held in the street name by stock brokerage houses or clearing agents.

REVERSE SPLIT

Effective July 7, 2011, the Company completed a 1 for 100 reverse stock split and reduced the par value of the common stock from $0.001 per share to $0.0001 per share. All stock prices, share amounts, per share information, stock options and stock warrants in this Report reflect the reverse stock split.

DIVIDENDS

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. The Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions will determine future dividend policies.

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the 4th quarter of 2011.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2011.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

Adarna Energy Corporation (“we,” “our,” “us,”, “Adarna,” or the “Company”) is a clean technology development company with a focus on developing innovations designed to resolve compelling ecological challenges while producing value added carbon neutral and negative products.

Carbon dioxide is the most abundant waste produced by human activity. Continued accumulation in Earth’s atmosphere and oceans needs to be avoided in order to prevent severe climate change. Our waste carbon emissions come from the combustion of fossil fuels to produce electricity, to power transportation, to heat our homes and to manufacture products. The scientific consensus is that these activities are directly responsible for increasing atmospheric carbon dioxide concentrations to the highest that they have been for more than 650,000 years. However, and despite the increased focus on renewable sources of energy, fossil fuels will continue to play a vital and dominant role in providing the majority of our energy needs over at least the next 50 years. Most scientists agree that, unabated, the combustion of fossil fuels to meet these needs will pump enough carbon dioxide into the global atmosphere to bring about severe climate change. Our collective challenge is to stem the tide – to channel the flow of waste carbon emissions in ways that stimulate economic growth and preserve quality of life while preventing the continued accumulation of carbon dioxide in Earth’s atmosphere and oceans.

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

We have licensed patent-pending technologies involving the composition and production of novel nanocatalysts and use of same in the catalytic conversion of carbon dioxide into methane and other value-added products. Our operating activities during the year ended December 31, 2011 exclusively involved research and development with this technology, and evaluation of additional strategically compatible technologies that we have targeted for licensing or acquisition.

Moving forward, our development plans for 2012 include continued but expanded research and development activities with our catalytic conversion technologies; the acquisition of one or more targeted carbon emissions conversion and reuse technologies; and the construction of prototype systems based on our technologies, as well as a new Company-owned laboratory for iterative prototype evaluation and refinement. We further plan to hire additional management and to complete the initial equity financing necessary to affect our plans. Our primary goal for the next 12 months is to design and build a commercial-scale prototype of our technologies capable of converting and reusing the carbon emissions from residential-scale combustion sources.

Technology Development Activities

During 2011 and 2010, Adarna conducted research involving patent-pending technologies designed to recycle waste carbon emissions into value-added products. These activities were completed at the direction of our management and in connection with license rights obtained from affiliates of Viridis Capital, LLC, our majority shareholder, pursuant to which we have agreed to provide the capital resources needed to complete research and development in exchange for use rights involving the technologies. To defray cost and risk, this research was completed at our cost at an outsourced laboratory, by the laboratory’s research staff.

The Company plans to conduct additional testing during 2012, which testing may or may not involve the subcontracted technical consultants and project collaborators used for prior testing. All testing is performed under license and no payment is required until the technology has been successfully commercialized, after which the Company will owe 10% of its pre-tax net income deriving from commercial use of licensed technology. Successful commercialization will require sequential progression from bench, to pilot and finally commercial-scale pilot testing. Management’s risk mitigation policies call for a subjective analysis of the results produced by testing at each of the above stages. The goals of this analysis include an assessment of overall feasibility, the establishment of design parameters for cost-efficient scaling to the next sequential stage, and confirmation of previously established design assumptions and stage-specific objectives that Management believes to be required for continuation of research and development activities for a specific technology. The purpose of each stage of testing for each technology is to provide Management with sufficient information to determine whether or not additional investment into that technology is warranted. No payments have been made to date or are currently due under the above license. Management does not anticipate completion of bench and pilot testing and commencing commercial operations with the licensed technologies during 2012, but completion of testing and development of a reasonable assessment of the economic feasibility of large scale implementation may be achieved within 36 months, depending upon the results of additional testing and the availability of capital for additional research and development activities. We plan to finance the ongoing development of our technologies, as well as acquisitions of additional strategically compatible technologies, through issuance of new debt and equity.

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

RESULTS OF OPERATIONS

Year ended December 31, 2011 Compared to Year Ended December 31, 2010

There were no revenues for the year ended December 31, 2011, or for year ended December 31, 2010. There was no cost of revenues for the year ended December 31, 2011 or for the year ended December 31, 2010.

Operating expenses were approximately $493,100 for the year ended December 31, 2011 and primarily consisted of $110,000 incurred in connection with our research and development, $271,000 in fees associated with financing activities and $112,000 in general and administrative costs.  Operating expenses were approximately $1,270,800 for the year ended December 31, 2010, and primarily consisted of $233,000 incurred in connection with our research and development, $121,600 in bad debt expense, $29,900 in stock based compensation, $379,400 from the writedown of assets and $507,000 in general and administrative costs. Total other expense for the year ended December 31, 2011 was approximately $267,300 and other expense for the same period last year was approximately $1,452,700 respectively. Included in the year ended December 31, 2011 was about $444,000 of interest expense, $65,000 in liquidated damages, as well as about $345,000 in non-cash expense associated with the changes in the conversion features embedded in the Company’s convertible debentures. Included in other expenses during the year ended December 31, 2010 was $72,900 of loan cancellation fees, $1,112,000 of interest expense, and $298,000 in non-cash expenses associated with the changes in the conversion features in the Company’s convertible debentures. Our net loss for the year ended December 31, 2011 and December 31, 2010 was about $760,400 and about $2,723,500, respectively.

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture. We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional expense for the conversion features of $345,000 for the year ended December 31, 2011 has been recognized within other income (expense) as changes in conversion liabilities in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements consist of general working capital needs as well as planned research and development expenditures involving our ongoing commercialization efforts with our technologies. The Company's capital resources consist primarily of cash generated from the issuance of debt and stock. The Company relied on the issuance of convertible debt during the year ended December 31, 2011 to cover its capital needs. Our plan moving forward involves continued investment in the research and development of our technologies as well as evaluation of additional early stage clean technologies for license or acquisition. We also plan to raise and invest additional capital in pilot-scale deployments of those of our technologies that demonstrate their qualification for scaling beyond the bench stage, with a goal of producing cash flow from the license or sublicense of developed technologies and through operating activities.

The Company had a working capital deficit of about $2.4 million at December 31, 2011, which includes approximately $322,000 in liabilities associated with the conversion features embedded in convertible debentures which total $362,000 which were issued by the Company. The Company’s working capital deficit net of these amounts would be about $1.7 million.

Off Balance Sheet Arrangements

None.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNGINT FIRM
To the Board of Directors and
Stockholders of Adarna Energy Corporation

We have audited the accompanying balance sheets of Adarna Energy Corporation as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2011. Adarna Energy Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adarna Energy Corporation. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 2 to the financial statements, the Company incurred a loss from continuing operations, has an accumulated deficit and negative cash flow from continuing operations as of December 31, 2011.  The conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey
April 16, 2012

ADARNA ENERGY CORPORATION
BALANCE SHEETS
AS OF DECEMBER 31, 2011

	12/31/2011	12/31/2010
ASSETS

Current Assets:
Cash	$526	$526
Due from affiliates	--	20,219
Total current assets	526	20,745

Other Assets:
Project development costs	--	--
Note receivable	--	549,242
Total other assets	--	549,242

TOTAL ASSETS	526	569,987

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	607,982	651,328
Accrued interest	30,743	107,882
Accrued interest – related party	-	77,907
Convertible debentures, - other	684,763	887,401
Convertible debentures – related party	--	650,419
Liabilities to be settled in stock	179,007	179,007
Due to related party	870,845	--
Total current liabilities	2,373,340	2,553,944

Total Liabilities	2,373,340	2,553,944

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 500,000,000 shares authorized:
Series D: 1,000,000 authorized, 605,201 and 840,281 issued and outstanding, respectively	605	840
Common stock: $0.0001 par value, 5,000,000,000 authorized; 4,617,738,646 and 43,996,522 issued and outstanding, respectively	461,774	43,997
Additional paid in capital	10,103,151	10,149,143
Accumulated deficit	(12,938,344)	(12,177,937)
Total stockholders’ equity (deficit)	(2,372,814)	(1,983,957)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$526	$569,987

The notes to the Consolidated Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	12/31/2011	12/31/2010

Revenue	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses:
Stock based compensation	--	29,880
Research and development	110,000	233,076
Loss on writedown of asset	--	379,355
Bad debt expense	--	121,561
General and administrative expenses	383,096	506,976
Total operating expenses	493,096	1,270,848

Income (loss) from operations	(493,096)	(1,270,848)

Other Income (Expense):
Interest income	48,466	64,978
Gain on extinguishment of debt	560,696	--
Cancellation fees	--	(72,900)
Liquidated damages	(65,000)	--
Amortization of debt discount	(22,058)	(35,036)
Change in conversion liabilities	(311,800)	(264,071)
Change in convertible liabilities – related party	(33,558)	(33,562)
Interest expense	(354,274)	(1,007,621)
Interest expense – related party	(89,783)	(104,476)
Total other income (expense)	(267,311)	(1,452,688)

Loss before provision for income taxes	(760,407)	(2,723,536)

(Provision for)/benefit from income taxes	--	--
Net income (loss)	(760,407)	(2,723,536)

Weighted average common shares outstanding, basic and diluted	673,691,473	7,763,498

Earnings (Loss) per Share:
Net income (loss) per share – basic and diluted	$0.00	$(0.35)

The notes to the Consolidated Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	Series D Preferred		Common Stock
	Shares	Amount	Shares	Amount

Balance at 12/31/09	912,137	$912	230,135	$230
Shares issued for services	--	--	249,000	249
Effect of conversions on feature of convertible debenture	--	--	--	--
Conversion of debt	--	--	11,241,105	11,241
Series D Preferred stock conversions	(71,856)	(72)	32,261,327	32,261
Issuance to Junior investors	--	--	14,955	15
Forgiveness of debt	--	--	--	--
Net loss	--	--	--	--
Balance at 12/31/10	840,281	$840	43,996,522	$43,997
Effect of conversions on feature of convertible debt	--	--	--	--
Conversion of debt	--	--	225,152,206	24,225
Series D Preferred stock conversion	(235,079)	(235)	4,348,589,918	438,054
Forgiveness of debt	--	--	--	--
Effect of change in par value from $0.001 to $0.0001	--	--	--	(44,502)
Net loss	--	--	--	--
Balance at 12/31/11	605,201	$605	4,617,738,646	$61,774
The notes to the Consolidated Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at 12/31/09	$8,613,205	$(9,454,401)	$(840,054)

Shares issued for services	29,631	--	29,880
Effect of conversions on feature of convertible debt	161,239	--	161,239
Conversion of debt	1,193,673	--	1,204,915
Series D Preferred stock conversions	(32,190)	--	--
Issuance to Junior investors	(15)	--	--
Forgiveness of debt	183,599	--	183,599
Net loss	--	(2,723,536)	(2,723,536)
Balance at 12/31/10	$10,149,143	$(12,177,937)	$(1,983,957)

Effect of conversions on feature of convertible debt	104,028	--	104,028
Conversion of debt	189,548	--	213,773
Series D Preferred stock conversions	(437,572)	--	246
Forgiveness of debt	53,503	--	53,503
Effect of change in par value from $0.001 to $0.0001	44,502	--	--
Net loss	--	(760,407)	(760,407)
Balance at 12/31/11	$10,103,151	$(12,938,344)	$(2,372,813)

The notes to the Consolidated Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	Twelve Months Ended
	12/31/2011	12/31/2010
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(760,407)	(2,723,536)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	--	29,880
Change in conversion liabilities	345,358	297,632
Interest accretion on notes receivable	(48,467)	(64,978)
Gain on extinguishment of debt	(560,696)	--
Amortization of beneficial conversion feature of debt	22,058	35,036
Expenses incurred by issuance of affiliate convertible debentures	283,342	685,185
Interest recognized based upon below par conversion prices	258,000	--
Loss on write-down of asset	--	379,355
Changes in assets and liabilities:
Accounts payable and accrued expenses	195,400	412,039
Accrued interest	220,207	178,088
Liabilities to be settled in stock	--	832,335
Net cash provided (used in) operating activities	(45,205)	24,036

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	--	(26,061)
Proceeds from related party	30,591	--
Loan proceeds from affiliate	14,614	--
Net cash provided by (used in) financing activities	45,205	(26,061)
Effect of change in par value from $0.001 to $0.0001

Net increase (decrease) in cash	--	(2,025)
Cash at beginning of period	526	2,551
Cash at end of period	$526	$526

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Stock issued for conversion of debt	$14,023	$407,483
Conversion of preferred stock into common	$12,231	$3,227,627
Conversion of convertible liabilities	$421,498	$161,239
Transfer of accrued interest to debentures	$140,952	$117,844
Assignment of related party debt to debenture	$177,816	$445,114
Debt forgiveness – related parties	$136,032	$183,599
Transfer of accounts payable from affiliate	$--	$20,219
The notes to the Consolidated Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Adarna Energy Corporation (“we,” “our,” “us,” “Adarna,” or the “Company”) is a technology development company with a focus on cleantech innovations designed to resolve compelling ecological challenges while producing value added carbon neutral and negative products.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, by ensuring that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective disclosure requirements are the same except for inconsequential differences in wording and style. The amendments in ASU No. 2011-04 apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. Some of the disclosures required by ASU No. 2011-04 are not required for nonpublic entities. These amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments to result in a change in the application of the requirements in ASC Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 did not have a material impact on the Company’s results of operations or financial condition.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss in continuing operations of $760,407 during the year ended December 31, 2011, and had an accumulated deficit and negative cash flow from continuing operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheets as of December 31, 2011 and 2010 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable, notes receivable, and long-term debt approximates their carrying value as the stated or discounted rates of the debt reflect recent market conditions.

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Condensed Balance Sheets on a recurring basis and their level within the fair value hierarchy during the year ended December 31, 2011:

Embedded conversion liabilities as of December 31, 2011:
Level 1	$--
Level 2	--
Level 3	322,382
Total	$322,382

The following table reconciles, for the years ended December 31, 2011 and 2010, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:
Balance of embedded conversion liability at January 31, 2010	$216,616
Present value of beneficial conversion feature of new debentures	266,689
Reduction in fair value due to principal conversions	(161,239)
Accretion adjustment to fair value conversion feature	30,943
Balance of embedded conversion liability at December 31, 2011	353,009
Present value of beneficial conversion feature of new debentures	306,809
Accretion adjustment to fair value conversion feature	37,538
Gain on extinguishment of conversion feature	(271,957)
Gain on extinguishment of conversion feature – related party	(82,530)
Reduction in fair value due to principal conversions	(20,487)
Balance at December 31, 2011	$322,382

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share represent the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share. Potential future dilutive securities include common shares issuable under the Company’s outstanding options, convertible debentures and preferred stock as of December 31, 2011 as described more fully in these Notes to the Company’s Condensed Financial Statements.

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. During the years ended December 31, 2011 and 2010, the Company recorded amortization of the note discount in the amount of $22,058 and $35,036, respectively.

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

During the year ended December 31, 2011, Viridis Capital, LLC (“Viridis”) converted 204,343 shares of Series D preferred stock into 4,000,234,000 common shares, 1,600,000,000 of which were returned to the Company and cancelled during 2012.  Minority Interest Fund (I), LLC (“MIF”) converted 130,737 shares of Series D preferred stock into 348,355,918 common shares.

SERIES E PREFERRED STOCK

The Company’s Series E Preferred Stock was authorized during 2009 in connection with the Preferred Equity Financing. The Company entered into an agreement to cancel all Series E shares previously issued in April 2010, which agreement called for the issuance of a total of 50,000 Company common shares and the retention of another 18,690 common shares previously issued to the relevant investors in anticipation of converting Series E shares. All Series E shares have been cancelled. The 5,000,000 common shares to be issued to the relevant investors have been recorded as liabilities due to be settled in stock and were valued as of the April 15, 2010 commitment date.

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

In addition to the common shares issued noted above, the Company issued 225,151,588 shares of common stock upon the conversion of an aggregate of $29,673 in debt during the year ended December 31, 2011. The Company issued 1,124,110 shares of common stock upon the conversion of an aggregate of $1,124,110 in debt during the year ended December 31, 2010.

During the year ended December 31, 2010, the Company issued 24,900,000 common shares to a consultant for a total of $29,880 in connection with the Company’s ongoing technology development efforts.

NOTE 5	RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 7, Convertible Debentures, below). The managing member of MIF is a relative of the Company’s chairman. Viridis Capital, LLC (“Viridis”), is the majority shareholder of the Company (see Note 4, Stockholder’s Equity, above). The sole member of Viridis is the Company’s chairman.

NOTE 6	FINANCING ARRANGEMENTS

The following is a summary of the Company’s financing arrangements as of December 31, 2011 and 2010:

	2011	2010

Current portion of convertible debentures:
Note discounts	$--	$(42,891)
Convertible debentures to Minority Interest Fund (II), LLC	--	601,446
Convertible debentures to JMJ Financial Corp	--	526,268
Convertible debentures to SILS Ventures	60,827	70,500
Convertible debentures to Mammoth Corporation	280,054	27,738
Convertible debentures to E-Lionheart Associates	21,500	1,750
Conversion liabilities	322,382	353,009
Total current portion of convertible debentures	$684,763	$1,537,820

A total of $362,381 in principal from the convertible debt noted above is convertible into the common stock of the Company (see Note 7, Convertible Debentures). The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of December 31, 2011 and the Company’s ability to meet such obligations:

Year	Amount
2012	$82,327
2013	280,054
2014	--
2015	--
2016	--
Thereafter	--
Total minimum payments due under current and long term obligations	$362,381

NOTE 7	CONVERTIBLE DEBENTURES

As of December 31, 2010, the Company had a convertible debenture payable to Minority Interest Fund (II), LLC (“MIF”) in the amount of $601,446 (the “MIF Debenture”). The MIF Debenture is convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the MIF Debenture at December 31, 2010 to be $650,419 which represented the face value of the debenture of $601,446 plus the present value of the conversion feature. During the year ended December 31, 2011, the MIF Debenture was increased by $33,266 from new advances and decreased by $25,000 for amounts assigned to unrelated third parties. The Company recognized an increase in conversion liabilities at present value of $29,307 and recorded an expense of $4,251 for the accretion to fair value of the conversion liability for the year ended December 31, 2011. Interest expense of $89,783 for these obligations was accrued for the year ended December 31, 2011. The terms of the MIF Debenture were amended and restated on September 30, 2011 to include accrued interest of $167,690 and other amounts due of $270,333. The terms of a portion of the MIF Debenture consisting of $878,045 in principal were amended to provide for 6% interest, conversion at 90% of the market price at the time of conversion, and a maturity date of June 30, 2013. That debenture was then assigned to an entity majority owned by Viridis Capital, LLC, to reverse the impact of a transaction pursuant to which $878,045 in debt due to MIF was paid in the form of $878,045 in convertible debt issued by the

Company. As a result, the Company recorded a reduction of convertible debt payable to MIF of $878,045 and an affiliate obligation in the same amount. The balance of the MIF Debenture was then assigned on the same date to Mammoth Corporation (“Mammoth”), an unrelated third party. These transactions eliminated the balance of convertible debt due to MIF on September 30, 2011.

The principal balance due to Mammoth on December 31, 2011 was $300,054 (the “Mammoth Debenture”). Prior to September 30, 2011, the Mammoth Debenture was convertible into Company common stock at a rate equal to 50% of the lowest reported closing market price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for the Mammoth Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mammoth Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Mammoth Debenture at December 31, 2010 to be $53,657 which represented the face value of the debenture of $27,738 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $14,492 for the accretion to fair value of the conversion liability for the period. The carrying value of the Mammoth Debentures was $560,109 at December 31, 2011, and included principal of $280,054 and the fair value of the conversion liability.  Interest expense of $18,925 for these obligations was accrued for the year ended December 31, 2011. The terms of the Mammoth Debenture were amended and restated on September 30, 2011 to provide for an extended maturity date of December 31, 2013. The Company additionally incurred a liquidated damages expense of $69,500 during 2011 in connection with prior conversion shares received by Mammoth at conversion prices below the par value of the Company’s stock.

On September 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (“the JMJ Note”) in return for $600,000 in 12% convertible debt (“the JMJ Debenture”) issued by the Company. The principal balance receivable under the JMJ Note was $450,000 as of September 30, 2011 and accrued interest receivable under the JMJ Note was $131,375. The principal balance due under the JMJ Debenture was $526,268 as of September 30, 2011 and accrued interest owed under the JMJ Debenture was $147,936.  On September 2, 2011, JMJ sent notice of its election to offset the JMJ Note against the JMJ Debenture.  As a result of this offset, the Company and JMJ are both released of their liability in regards to the JMJ Note and the JMJ Debenture.  The Company recorded a $327,620 gain on extinguishment of debt as a result of the offset as well as in income from the elimination of the underlying conversion liability. As of December 31, 2011, the balances on the JMJ Note and the JMJ Debenture have been paid in full.  For the year ended December 31, 2011, interest expense of $47,234 for these obligations was incurred.

On May 25, 2010, the Company entered into a convertible promissory note with Asher Enterprises, Inc. (“Asher”) in the amount of $30,000 (the “Asher Note”). The convertible debt issued to Asher bears interest at a rate of 8% and matures on February 26, 2011. The Asher Note is convertible into Company common stock at a rate equal to 55% multiplied by the market price, defined as the average of the lowest three trading prices for the Company’s common stock for the ten trading days preceding the one trading day prior to conversion. Asher will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The Company accounted for the Asher Note in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Asher Note could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Asher Note at May 25, 2010 to be $52,852 which represented the face value of the debenture of $30,000 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recognized a reduction in conversion liability at present value of $23,589 for conversions during the period. During the year ended December 31, 2011, the Company recorded an expense of $737 for the accretion to fair value of the conversion liability for the period. The Asher Debenture was paid in full during the year ended December 31, 2011. Interest expense of $4,100 for these obligations was accrued for the year ended December 31, 2011.

Sunny Isle Ventures (“SIV”) held a debenture in the amount of $50,000 as of April 15, 2010 (the “SIV Debenture”). The SIV Debentures are convertible into Company common stock at a rate equal to 50% of the average closing market price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for the SIV Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the SIV Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the SIV Debentures at December 31, 2010 to be $49,567 which represented the face value of the debenture of $45,000 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $433 for the accretion to fair value of the conversion liability for the year ended December 31, 2011. The carrying value of the SIV Debentures was $50,000 at December 31, 2011, and included principal of $45,000 and the value of the conversion liability.  The liability for the conversion feature of $5,000 at December 31, 2011 is equal to its estimated settlement value. Interest expense of $2,250 for these obligations was accrued for the year ended December 31, 2011.

Long Side Ventures (“LSV”), the successor to Sunny Isle Ventures, held an additional debenture in the amount of $32,500 on July 14, 2010 (the “LSV Debenture”). The LSV Debentures are convertible into Company common stock at a rate equal to 50% of the average closing market price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for the LSV Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the LSV Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the LSV Debentures at July 14, 2010 to be $63,611 which represented the face value of the debenture of $25,500 plus the present value of the conversion feature. The carrying value of the LSV Debentures was $31,654 at December 31, 2011, and included principal of $15,827 and the value of the conversion liability. The liability for the conversion feature of $15,827 at December 31, 2011 is equal to its estimated settlement value. Interest expense of $4,583 for these obligations was accrued for the year ended December 31, 2011

MIF sold a portion of its MIF Debenture to E-LionHeart Associates (“E-Lion”) in the amount of $35,000 on September 22, 2010 (the “E-Lion Debenture”). The convertible debt sold to E-Lion bears interest at a rate of 20% and matures on December 31, 2011.The E-Lion Debenture is convertible into Company common stock at a rate equal to 50% of the average of the three lowest reported closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the E-Lion Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the E-Lion Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the E-Lion Debentures at December 31, 2010 to be $13,417 which represented the face value of the debenture of $1,750 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recognized a reduction in conversion liability at present value of $8,775 for conversions during the period. During the year ended December 31, 2011, the Company recorded an expense of $2,129 for the accretion to fair value of the conversion liability for the period. The liability for the conversion feature of $21,500 at December 31, 2011 is equal to its estimated settlement value.   Interest expense of $4,467 for these obligations was accrued for the year ended December 31, 2011.

An additional debenture in the amount of $25,000 had been assigned by MIF to an unrelated third party on January 20, 2011, but returned to MIF on September 30, 2011. This debenture was convertible into Company common stock at a rate equal to 90% of the lowest volume weighted average price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for this debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in this debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of this debenture at January 20, 2011 to be $27,525 which represented the face value of the debenture of $25,000 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $190 for the accretion to fair value of the conversion liability for the year ended December 31, 2011. The carrying value of this debenture was $27,652 at December 31, 2011, and included principal of $25,000 and the value of the conversion liability. The debenture has been converted and paid in full as of the year ended December 31, 2011. Interest expense of $3,466 for these obligations was accrued for the year ended December 31, 2011.

NOTE 8	STOCK BASED COMPENSATION

During the year ended December 31, 2010, the Company’s recorded the grant of a total of 51,000 common shares related to the cancellation of a preferred equity financing for a total of $71,400 relating to cancellation fees. A consultant for the Company was issued 249,000 shares valued at $29,880 for consulting services performed.

NOTE 9	INCOME TAXES

The Company has incurred losses, which have generated net operating loss carry forwards for the Company as of December 31, 2011. These loss carry forwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2011 and 2010, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. The provision for income taxes for the years ended December 31, 2011 and 2010 consisted of state income tax provisions. Deferred tax assets are as follows:

	12/31/2011	12/31/2010

Deferred Tax Asset:
Total deferred tax assets	4,230,776	2,845,436
Less: valuation allowance	(4,230,776)	(2,845,436)
Net deferred tax asset	$--	$--

The Company has federal net operating loss carry-forwards of approximately $4,600,000 which expire through December 31, 2025.

NOTE 10	OPTIONS AND WARRANTS

The following is a table of stock options and warrants outstanding as of December 31, 2011 and December 31, 2010. The number of shares and price has been adjusted to reflect the 1-for-100 reverse stock split which occurred on July 7, 2011.

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2010	2.75	$0.46
Issued	--	--
Exercised	--	--
Cancelled	--	--
Outstanding at December 31, 2011	2.75	$0.46

Summarized information about the Company’s stock options outstanding at December 31, 2011 is as follows:

				Exercisable
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.25	75	7	0.25	75	0.25
$0.75	200	7	0.75	200	0.75
	275			275

Options exercisable at December 31, 2011 were 275,000, with a weighted average exercise price of $0.46 per share.  The fair value of each option granted during 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2011
Dividend yield	--
Expected volatility	69%
Risk-free interest rate	2%
Expected life	10 yrs.

NOTE 11	SUBSEQUENT EVENTS

Between January 1, 2012 and April 14, 2012, the Company issued a total of 828,500,000 common shares upon conversion of debt, as well as 243,999,800 shares of common stock upon conversion of 17,979 of Series D Preferred Stock.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2011. Management determined that at December 31, 2011, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the Internal Control—Integrated Framework issued by COSO.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Kevin Kreisler	39	Chairman, Chief Executive Officer
Jacqueline L. Flynn	46	Chief Financial Officer

Mr. Kreisler is the chairman and the majority shareholder of Adarna through his holding company, Viridis Capital, LLC. Mr. Kreisler is also the chairman and chief executive officer of GreenShift Corporation. Mr. Kreisler served as GreenShift’s vice president from 1998 to 2000, president from 2000 to 2002, chief executive officer from 2002 to 2005 and has served as GreenShift’s chairman from 2005 to the present. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler was admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

Jacqueline Flynn has over twenty years’ experience in financial accounting for both public and private companies. Ms. Flynn has been employed since 2006 as Controller of GreenShift Corporation, an affiliate of Adarna. From 2002 to 2005, Ms. Flynn was employed as Chief Financial Officer by Accent Mortgage Company of Alpharetta, Georgia. During the three years prior to 2002 Ms. Flynn was employed by Lahaina Acquisitions, Inc., a public company that owned Accent Mortgage Company during that period. She was employed by Lahaina Acquisitions first as Controller and then as Chief Financial Officer. Ms. Flynn was awarded an M.B.A. in 1994 by Brenau University.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2011, except that none of the two members of management has filed a Form 3.

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth compensation information for the Company’s executive officers during the years indicated as relevant. As of December 31, 2011, no executive officer held shares of exercisable options for the Company’s Common Stock.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other	Shares Granted	All Other Compensation

Kevin Kreisler	2011	$25,000	--	--	--	--
Chief Executive Officer	2010	63,692	--	--	--	--
	2009	--	--	--	--	--

Jacqueline Flynn	2011	$25,000	--	--	--	--
Chief Financial Officer	2010	$53,668	--	--	--	--
	2009	$10,000	--	--	--	--

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

Name and Address Of Beneficial Owner(1)	Common	% of Class	Series D Preferred	% of Class	Percentage of Voting Power

Kevin Kreisler(2)	2,400,000,000	61.5%	817,856	96.46%	80.00%

Officers and Directors as a group (2 persons)	2,400,000,000	61.5%	817,856	100.00%	80.00%

(1)	The address of each shareholder is c/o Adarna Energy Corporation, 5950 Shiloh Road East, Suite N, Alpharetta, Georgia, 30005.

(2)	All shares listed for Mr. Kreisler are owned of record by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

INDEPENDENT AUDITOR FEES

Audit Fees

Rosenberg Rich Baker Berman & Company, P.A. billed $12,000 to the Company in 2011 and $14,250 in 2010 for professional services rendered for the audit of our 2010 financial statements and review of the financial statements included in fiscal 2011 10-Q filings.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees.

None.

It is the policy of the Company’s Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services above were approved by the Board of Directors.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are exhibits filed as part of the Company’s Form 10K for the year ended December 31, 2011:

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

ADARNA ENERGY CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER, Chairman
Chief Executive Officer
Date:		April 16, 2012

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	KEVIN KREISLER
KEVIN KREISLER, Chairman
Chief Executive Officer
Date:		April 16, 2012

By:	/s/	JACQUELINE FLYNN
JACQUELINE FLYNN
Chief Financial Officer
Chief Accounting Officer
Date:		April 16, 2012