Form 10-Q
period 2012-03-31
ADARNA ENERGY Corp
filed 2012-05-15
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

COMMISSION FILE NO.: 0-32143

ADARNA ENERGY CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware		20-3148296
(State or other jurisdiction		(IRS Employer
of incorporation or organization)		Identification No.)

11 Riverside Drive, Suite 206, Cocoa, Florida		32922
(Address of principal executive offices)		(Zip Code)
(321) 252-2152
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

As of May 15, 2012, there were 4,450,243,454 shares of common stock outstanding.

ADARNA ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

ADARNA ENERGY CORPORATION
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

ASSETS	3/31/2012	12/31/2011
Current assets:
Cash	$526	$526
Total current assets	526	526

TOTAL ASSETS	$526	$526

LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$610,050	$607,982
Accrued interest	47,460	30,743
Convertible debentures	540,243	684,763
Due to affiliate	871,545	870,845
Liability to be settled in stock	179,007	179,007
Total current liabilities	2,248,305	2,373,340

TOTAL LIABILITIES	2,248,305	2,373,340

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $0.001 par value, 500,000,000 authorized
Series D: 1,000,000 authorized, 577,282 and 605,201 issued and outstanding, respectively	577	605
Common stock, $0.0001 par value, 5,000,000,000 authorized;
4,450,238,454 and 4,617,738,646 issued and outstanding, respectively	445,023	461,774
Additional paid-in capital	10,275,040	10,103,151
Accumulated deficit	(12,968,420)	(12,938,344)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,247,779)	(2,372,814)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$526	$526

The notes to the Condensed Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)
	Three Months Ended
	3/31/2012	3/31/2011

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Research and development	--	10,000
General and administrative expenses	2,769	11,281
Total operating expenses	2,769	21,281

Operating loss	(2,769)	(21,281)

Other income (expense)
Interest income	--	15,978
Amortization of debt discount	--	(7,353)
Change in convertible liabilities	--	(14,730)
Change in convertible liabilities – related party	--	(360)
Interest expense	(27,307)	(207,992)
Interest expense – related party	--	(28,990)
Total other income (expense)	(27,307)	(243,446)

Loss before provision for income taxes	(30,076)	(264,727)

Provision for income taxes	--	--

Net loss	$(30,076)	$(264,727)

Weighted average shares of common stock
outstanding, basic and diluted	4,620,584,684	47,158,226

Net loss per share, basic and diluted	$(0.00)	$(0.01)

The notes to the Condensed Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	3/31/2012	3/31/2011

CASH FLOW FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(700)	$--

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable repayment	--	--
Net cash provided by investing activities	--	--
CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related parties	700	--
Net cash provided by financing activities	--	--

Net increase (decrease) in cash	$--	$--
Cash at beginning of period	526	526
Cash at end of period	$526	$526
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Stock issued for conversion of debt	$73,960	$1,750
Conversion of preferred stock into common	$64,400	$348,660
Cancellation of preferred stock	$164,000	$--
Conversion of convertible liabilities	$72,260	$17,500

The notes to the Condensed Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results of operations have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2	NATURE OF OPERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss in continuing operations of $30,076 during the three months ended March 31, 2012 and had an accumulated deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share represent the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share. Potential future dilutive securities include common shares issuable under the Company’s outstanding convertible debentures and shares of Series D preferred stock as of March 31, 2012 as described more fully in these Notes to the Company’s Condensed Financial Statements.

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. During the three months ended March 31, 2012 and 2011, the Company recorded amortization of the note discount in the amount of $0 and $7,353, respectively.

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Condensed Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2012:

Embedded conversion liabilities as of March 31, 2012:
Level 1	$--
Level 2	--
Level 3	250,122
Total conversion liabilities	$250,122

The following table reconciles, for the period ended March 31, 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2011	$322,382

Present value of beneficial conversion features of new debentures	--
Accretion adjustments to fair value – beneficial conversion features	--
Gain on extinguishment of conversion feature	--
Gain on extinguishment of conversion feature – related party	--
Reductions in fair value due to principal conversions	(72,260)
Balance at March 31, 2012	$250,122

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

In connection with an acquisition subsequent to March 31, 2012 (see Note 7, Subsequent Events, below), Viridis Capital, LLC (“Viridis”), the Company’s majority-shareholder, agreed to exchange 100% of its beneficial ownership interest in the Company for 75,000 shares of the Company’s Series D Preferred Stock . The rights and designations of the Company’s Series D shares were amended in connection with the foregoing transactions to provide for conversion into Company common stock at the rate of one preferred share divided by the average closing market price for the Company’s common stock for the 90 days preceding conversion. In addition, 795,845 Series D shares were issued to CleanTech Fuels, Inc. (“CTF”) in exchange for full satisfaction of about $875,000 in financing previously provided to the Company. Viridis and CTF additionally agreed that neither company would sell any common shares issued upon conversion of the Series D shares at a rate greater than 5% of the then-current average daily trading volume for the Company’s common stock. The Viridis and CTF agreements are both subject to satisfaction of certain conditions subsequent, including the receipt by each party of applicable third party consents, the receipt of which is expected in the second quarter of 2012.

During the three months ended March 31, 2012, Viridis Capital converted 58,471 shares of Series D preferred stock into 643,999,908 common shares. Viridis Capital also cancelled 1,640,000,000 common shares totaling 30,552 shares of Series D preferred stock.

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

In addition to the common shares issued noted above, the Company issued 232,000,000 shares to E-LionHeart Associates upon the conversion of $10,760 in debt; 196,500,000 shares to Long Side Ventures upon the conversion of $21,500 in debt; and 400,000,000 shares to Mammoth Capital upon the conversion of $40,000 in debt.

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

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 6, Convertible Debentures, below). The managing member of MIF is a relative of the Company’s Chief Executive Officer and Chairman.

Viridis Capital, LLC (“Viridis”), is the majority shareholder of the Company (see Note 4, Stockholder’s Equity, above). The sole member of Viridis is Kevin Kreisler, the Company’s Chief Executive Officer and Chairman (see Note 7, Subsequent Events, below).

NOTE 6	CONVERTIBLE DEBENTURES

The principal balance due to Mammoth on March 31, 2012 was $240,054 (the “Mammoth Debenture”). Prior to March 31, 2012, the Mammoth Debenture was convertible into Company common stock at a rate equal to 50% of the lowest reported closing market price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for the Mammoth Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mammoth Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Mammoth Debenture at December 31, 2011 to be $560,108 which represented the face value of the debenture of $280,054 plus the present value of the conversion feature. During the three months ended March 31, 2012, the Company recognized a reduction in conversion liability at present value of $40,000 for conversions during the period. The carrying value of the Mammoth Debentures was $480,109 at March 31, 2012, and included principal of $280,054 and the fair value of the conversion liability. Interest expense of $12,419 for these obligations was accrued for the three months ended March 31, 2012. The terms of the Mammoth Debenture were amended and restated on September 30, 2011 to provide for an extended maturity date of December 31, 2013. The Company additionally incurred a liquidated damages expense of $69,500 during 2011 in connection with prior conversion shares received by Mammoth at conversion prices below the par value of the Company’s stock.

Sunny Isle Ventures (“SIV”) held a debenture in the amount of $50,000 as of April 15, 2010 (the “SIV Debenture”). The SIV Debentures are convertible into Company common stock at a rate equal to 50% of the average closing market price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for the SIV Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the SIV Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the SIV Debentures at December 31, 2011 to be $50,000 which represented the face value of the debenture of $45,000 plus the fair value of the conversion feature. The carrying value of the SIV Debentures was $50,000 at March 31, 2012, and included principal of $45,000 and the value of the conversion liability. The liability for the conversion feature of $5,000 is equal to its estimated settlement value of $5,000. Interest expense of $561 for these obligations was accrued for the three months ended March 31, 2012.

Long Side Ventures (“LSV”), the successor to Sunny Isle Ventures, held an additional debenture in the amount of $32,500 on July 14, 2010 (the “LSV Debenture”). The LSV Debentures are convertible into Company common stock at a rate equal to 50% of the average closing market price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for the LSV Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the LSV Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the LSV Debentures at December 31, 2011 to be $31,654 which represented the face value of the debenture of $15,827 plus the present value of the conversion feature. During the three months ended March 31, 2012, the Company recognized a reduction in conversion liability at present value of $10,760 for conversions during the period. The carrying value of the LSV Debentures was $10,134 at March 31, 2012, and included principal of $5,067 and the value of the conversion liability. The liability for the conversion feature of $10,134 at March 31, 2012 is equal to its estimated settlement value. Interest expense of $347 for these obligations was accrued for the three months ended March 31, 2012.

MIF sold a portion of its MIF Debenture to E-LionHeart Associates (“E-Lion”) in the amount of $35,000 on September 22, 2010 (the “E-Lion Debenture”). The convertible debt sold to E-Lion bears interest at a rate of 20% and matures on December 31, 2011.The E-Lion Debenture is convertible into Company common stock at a rate equal to 50% of the average of the three lowest reported closing market prices for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the E-Lion Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the E-Lion Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the E-Lion Debentures at December 31, 2011 to be $42,000 which represented the face value of the debenture of $21,500 plus the present value of the conversion feature. During the three months ended March 31, 2012, the Company recognized a reduction in conversion liability at present value of $21,500 for conversions during the period. The debenture has been converted and paid in full as of the three months ended March 31, 2012. Interest expense of $5,089 for these obligations was accrued for the three months ended March 31, 2012.

NOTE 7	SUBSEQUENT EVENTS

On April 25, 2012, Oxysonix Corporation (“OXY”), a subsidiary of the “Company” entered into and closed under an Asset Purchase Agreement (the “APA”) with Air Pure Systems, LLC (“APS”), pursuant to which OXY acquired certain intellectual properties and other assets from APS in exchange for 20,000 shares of OXY’s Series 1 Preferred Stock.  The acquisition was made effective as of April 17, 2012.

Among the assets acquired by OXY were U.S. patent application numbered 13/057,596 and related intellectual properties involving methods and devices for increasing liquid fuel combustion efficiency (the “Technologies”). The 20,000 shares of OXY Series 1 Preferred Stock pay a non-cumulative annual dividend equal to 5% of OXY’s net sales generated from products comprised of the Technologies (or a 0.00025% dividend per share), which rate decreases to 3% after March 31, 2019 (or a 0.00015% dividend per share). The Series 1 shares are non-assignable but may be exchanged by the holder for common shares in the Company at a rate equal to 100% of the market price for the Company’s common stock on the day prior to conversion.

In connection with the acquisition, Viridis Capital, LLC (“Viridis”), the Company’s majority-shareholder, agreed to exchange 100% of its beneficial ownership interest in the Company for 75,000 shares of the Company’s Series D Preferred Stock. The rights and designations of the Company’s Series D shares were amended in connection with the foregoing transactions to increase the amount of authorized shares to 1,200,000 shares, and to provide for conversion into Company common stock at the rate of one preferred share divided by the volume weighted average market price for the Company’s common stock for the 90 days preceding conversion. In addition, 795,845 Series D shares were issued to CleanTech Fuels, Inc. (“CTF”) in exchange for full satisfaction of about $875,000 in financing previously provided to the Company. Viridis and CTF additionally agreed that neither company would sell any common shares issued upon conversion of the Series D shares at a rate greater than 5% of the then-

current average daily trading volume for the Company’s common stock. The Viridis and CTF agreements are both subject to satisfaction of certain conditions subsequent, including the receipt by each party of applicable third party consents, the receipt of which is expected in the second quarter of 2012.

At the same time, the Company entered into and closed under a subscription agreement with Petrocavitation Partners, LLC (“Petro”) for 460,000 shares of the Company’s newly designated Series F Preferred Stock in exchange for a promissory note with an original principal balance of $250,000. The note bears interest at 6% per annum and is due on March 31, 2017. The Series F shares are convertible at any time commencing six months after the closing at a rate equal in the aggregate to 46% of the Company’s then-current shares of common stock outstanding on a fully-diluted basis. Petro additionally agreed that neither it nor any of its assignees would sell any common shares issued upon conversion of the Series F shares at a rate greater than 5% of the then-current average daily trading volume for the Company’s common stock. The Series F shares are mandatorily convertible into Company common stock upon the filing by the Company of a registration statement on Form S-1.

Finally, Kevin Kreisler and Jacqueline Flynn, the Company’s chief executive officer and chief financial officer, respectively, both resigned from their posts effective as of April 17, 2012 upon the appointment of Max Bennett as the Company’s chief executive and chief financial officer. Mr. Bennett was appointed CEO given his relevant prior experience. Subsequent to his appointment as CEO, the Company agreed to pay Mr. Bennett $75,000 in stock and cash for the period commencing upon his appointment and ending on March 31, 2013. Mr. Kreisler additionally agreed to resign from the Company’s board of directors effective 10 days following the filing by the Company of an information statement on Form 14F with respect to the transfer of control and the mailing of the information statement to the Company’s shareholders of record, after which date Mr. Bennett shall become the sole director and chairman of the Company’s board of directors.

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

In April 2012, our subsidiary, Oxysonix Corporation (“Oxysonix”), acquired a number of patents and pending patent applications, including U.S. patent application numbered 13/057,596 and related intellectual properties involving methods and devices for increasing liquid fuel combustion efficiency by burning fuel more completely. A better burn equates to more energy from the same tank, increased mileage, more heat and power, reduced emissions, decreased maintenance and less cost. Testing completed to date with early-stage prototypes plugged into a gasoline engine has demonstrated an average increase in fuel economy of over 30%. At the same time, the concentration of unburnt hydrocarbons and carbon monoxide in the combustion exhaust decreased by about 56% and 38%, respectively. We believe that, with further design improvements, this technology can be built and installed in a conventional internal combustion engine in transportation applications for less than $1,000. At current motor fuel prices, a 30% increase in mileage equates to about $1 per gallon saved at the pump, or about $1,000 saved per year for an average driver.

Moving forward, our development plans for 2012 include continued but expanded research and development activities with our technologies; the acquisition of one or more targeted carbon emissions conversion and reuse technologies; and the construction of prototype systems based on our technologies, as well as a new Company-owned laboratory for iterative prototype evaluation and refinement. We further plan to hire additional management and to complete the initial equity financing necessary to affect our plans. Our primary goal for the next 12 months is to design and build a commercial-scale prototype of our technologies capable of converting and reusing the carbon emissions from residential-scale combustion sources.

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

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 480, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture. We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note.

RESULTS OF OPERATIONS

Operating expenses were approximately $3,000 for the three months ended March 31, 2012 and approximately $22,000 for the three months ended March 31, 2011. The decrease in operating expenses was a direct result of a decrease in salaries and research and development costs. Total other expense for the three months ended March 31, 2012 was approximately $27,300 and other expense for the same period last year was approximately $243,500 respectively. Included in the three months ended March 31, 2012 was about $18,400 of interest. Included in other expenses during the three months ended March 31, 2011 was $237,000 of interest expense and $15,100 in non-cash expenses associated with the changes in the conversion features in the Company’s convertible debentures. Our net loss for the three months ended March 31, 2012 and March 31, 2011 was about $30,100 and about $264,700, respectively.

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 480, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value, which is added to the carrying value of the debenture. We also recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements consist of general working capital needs as well as planned research and development expenditures involving our ongoing commercialization efforts with our technologies. The Company's capital resources consist primarily of cash generated from the issuance of debt and stock. The Company relied on the issuance of convertible debt during the three months ended March 31, 2012 to cover its capital needs. Our plan moving forward involves continued investment in the research and development of our technologies as well as evaluation of additional early stage clean technologies for license or acquisition. We also plan to raise and invest additional capital in pilot-scale deployments of those of our technologies that demonstrate their qualification for scaling beyond the bench stage, with a goal of producing cash flow from the license or sublicense of developed technologies and through operating activities.

The Company had a working capital deficit of about $2.3 million at March 31, 2012, which includes approximately $250,000 in liabilities associated with the conversion features embedded in convertible debentures issued by the Company, as well as about $290,000 in convertible debt due to third parties. The Company’s working capital deficit net of these amounts would be about $1.7 million.

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

There has been no material change in the risk factors affecting the Company that were set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2012:

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

ADARNA ENERGY CORPORATION

By:	/s/	MAX BENNETT
MAX BENNETT
Chief Executive Officer
Date:		May 15, 2011