Form 10-Q
period 2012-06-30
ADARNA ENERGY Corp
filed 2012-08-20
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 14, 2012, there were 4,650,238,454 shares of common stock outstanding.

ADARNA ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

ADARNA ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS	6/30/2012	12/31/2011
Current assets:
Cash	$3,836	$526
Restricted cash	50,000
Total current assets	53,836	526

Other assets:
Intellectual property – net of accumulated amortization of $3,865 and $0, respectively	416,135	--
Total other assets	416,135	--

TOTAL ASSETS	$469,971	$526

LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$132,386	$607,982
Accrued interest	25,530	30,743
Convertible debentures	168,922	684,763
Due to affiliate	--	870,845
Discontinued operations	129,793	--
Liability to be settled in stock	--	179,007
Total current liabilities	456,631	2,373,340

TOTAL LIABILITIES	456,631	2,373,340

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $0.001 par value, 500,000,000 authorized
Series D: 1,200,000 authorized, 1,170,845 and 605,201 issued and outstanding, respectively	1,171	605
Series F: 800,000 authorized, 800,000 and 0 issued and outstanding, respectively	80	--
Preferred stock, $0.00001 par value, 20,000 authorized Series 1: 20,000 authorized, 20,000 and 0 issued and outstanding, respectively	--	--
Common stock, $0.0001 par value, 5,000,000,000 authorized; 4,650,238,454 and 4,617,738,646 issued and outstanding, respectively	465,023	461,774
Additional paid-in capital	12,111,290	10,103,151
Accumulated deficit	(12,564,224)	(12,938,344)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	13,340	(2,372,814)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$469,971	$526

The notes to the Condensed Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Three Months Ended		Six Months Ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011

Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Research and development	3,865	--	3,865	-
General and administrative expenses	44,190	18,154	46,959	22,705
Total operating expenses	48,055	18,154	50,824	22,705

Operating loss	(48,055)	(18,154)	(50,824)	(22,705)

Other income (expense)
Interest income	--	16,156	--	32,134
Amortization of debt discount	--	(7,353	--	(14,705)
Change in convertible debt	--	(12,481)	--	(27,211)
Change in convertible debt –related party	--	(2,670)	--	(3,030)
Interest expense	(5,264)	(20,207)	(32,571)	(228,199)
Interest expense – related party	--	(30,158)	--	(59,148)
Total other income (expense)	(5,264)	(56,713)	(32,571)	(300,159)

Income (loss) before provision for income taxes	(53,319)	(74,867)	(83,395)	(322,864)

Provision for income taxes	--	--	--	--
Income (loss) from continuing operations	(53,319)	(74,867)	(83,395)	(322,864)

Discontinued operations
Gain from discontinued operations	457,515	--	457,515	--
Income (loss) from discontinued operations	--	(8,270)	--	(25,000)
Total income (loss) from discontinued operations	457,515	(8,270)	457,515	(25,000)

Net Income (loss)	$404,196	$(83,137)	$374,120	$(347,864)

Weighted average common shares outstanding - basic	4,450,240,652	49,436,434	4,536,510,470	48,303,623
Weighted average common shares outstanding - diluted	22,745,997,347	49,436,434	22,832,267,165	48,303,623

Earnings (loss) per share - basic
Income (loss) per share from continuing operations	$(0.00)	$(0.00)	$0.00	$(0.01)
Income (loss) per share from discontinued operations	0.00	(0.00)	0.00	(0.00)
Net income (loss) per share - basic	0.00	(0.00)	0.00	(0.01)

Earnings (loss) per share - diluted
Income (loss) per share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Income (loss) per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss) per share - diluted	(0.00)	(0.00)	(0.00)	(0.00)

The notes to the Condensed Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	6/30/2012	6/30/2011

CASH FLOW FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(26,690)	$(76,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from affiliates	30,000	74,250
Net cash provided by financing activities	--	74,250

Net increase (decrease) in cash	$3,310	$(1,990)
Cash at beginning of period	526	2,551
Cash at end of period	$3,836	$561

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Stock issued for conversion of debt	$73,960	$68,421
Conversion of preferred stock into common	$64,400	$138
Conversion of convertible liabilities	$164,000	$9,431
Affiliate debentures issued for payment of accounts payable	$--	$2,865
Transfer of accrued interest to debentures	$--	$10,868
Assignment of related party debt to debentures	$72,260	$445,114
Related party debt forgiveness recognized in paid-in capital	$925,845	$--
Preferred stock issued for intellectual property	$420,000	$--
Preferred shares for settlement of related party debenture and conversion liability	$398,215	$--
Subscription proceeds placed in escrow	$50,000	$--
Shares issued in settlement of accrued compensation	$62,563	$--

The notes to the Condensed Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results of operations have been included. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2	NATURE OF OPERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from continuing operations of $83,395 during the six months ended June 30, 2012 and had an accumulated deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. The condensed consolidated statements of operations include the results of operations of its wholly-owned subsidiary, Oxysonix Corporation, from April 12, 2012 (date of formation) through June 30, 2012. All significant inter-company accounts and transactions have been eliminated in consolidation.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share represent the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share. Potential future dilutive securities include common shares issuable under the Company’s outstanding convertible debentures and shares of Series D preferred stock as of June 30, 2012 as described more fully in these Notes to the Company’s Condensed Financial Statements.

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. During the six months ended June 30, 2012 and 2011, the Company recorded amortization of the note discount in the amount of $0 and $14,705, respectively.

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Condensed Balance Sheets on a recurring basis and their level within the fair value hierarchy during the six months ended June 30, 2012:

Embedded conversion liabilities as of June 30, 2012:
Level 1	$--
Level 2	--
Level 3	10,067
Total conversion liabilities	$10,067

The following table reconciles, for the period ended June 30, 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2011	$322,382

Present value of beneficial conversion features of new debentures	--
Accretion adjustments to fair value – beneficial conversion features	--
Gain on extinguishment of conversion feature	--
Gain on extinguishment of conversion feature – related party	(240,055)
Reductions in fair value due to principal conversions	(72,260)
Balance at June 30, 2012	$10,067

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

Each share of the Company’s amended Series D Preferred Stock (the "Series D Shares") may be converted by the holder into Company common stock at a rate equal to one divided the volume weighted average market price for the Company’s common stock for the 90 days prior to conversion; provided, however, that no holder of the Series D Shares may receive common shares upon conversion in an amount which would cause the holder to own in excess of 4.9% of the Company’s issued and outstanding shares. The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares. Series D Shares were amended on April 16, 2012.

The Company’s Series E Preferred Stock (the “Series E Shares”) was authorized during 2009 in connection with a financing which was cancelled prior to closing. The Company accordingly entered into an agreement in April 2010 to confirm the cancelation of the Series E Shares, which agreement called for the issuance of a total of 50,000 Company common shares and the retention of another 18,690 common shares previously issued to the relevant investors in anticipation of converting Series E Shares. Minority Interest Fund (II), LLC (“MIF”) settled the Company’s obligation by assigning Company common shares to the former holders of the Series E Shares. MIF subsequently, on September 30, 2011, entered into an agreement with the Company pursuant to which MIF agreed to release the Company from any and all claims as of such date, including any claims pertaining to MIF’s discharge of the amounts due to the former holders of the Series E Shares, in exchange for 46,483 Series D Shares. All Series E Shares have been consequently cancelled. The 50,000 common shares that were to have been issued to the relevant investors were previously recorded as liabilities due to be settled in stock and were valued as of the April 15, 2010 commitment date. The associated liability has been deemed fully satisfied in accordance with the assignment and release by MIF noted above.

Shares of the Company’s Series F Preferred Stock (the "Series F Shares") may be converted by the holder into Company common stock at a rate representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). Series F Shares may be converted into Common Shares at the option of the holder at any time after December 31, 2012. In the event that the Company files a registration statement with the Securities and Exchange Commission on Form S-1, the Series F Shares shall be automatically converted into Common Shares in accordance with the conversion ratio described above. The holder of Series F Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series F Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series F Shares will receive the dividend that would be payable if the Series F Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series F Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series F Shares had been converted into common.

In connection with an acquisition on April 25, 2012 (see Note 7, Acquisition, below), Viridis Capital, LLC (“Viridis”), the Company’s former majority-shareholder, agreed to exchange 100% of its beneficial ownership interest in the Company, which previously corresponded to about 80% of our capital stock, for 75,000 Series D Shares.  In addition, 795,845 Series D Shares were issued to CleanTech Fuels, Inc. (“CTF”) in exchange for full satisfaction of financing previously provided to the Company. The Series D Shares issued to Viridis and CTF are convertible into 7.44% of our capital stock. Viridis and CTF agreed that neither company would sell any common shares issued upon conversion of the Series D Shares at a rate greater than 5% of the then-current average daily trading volume for the Company’s common stock. The Viridis and CTF agreements are both subject to satisfaction of certain conditions subsequent, including the receipt by each party of applicable third party consents. The Company additionally entered into an agreement with MIF on April 27, 2012, pursuant to which the Company agreed to issue MIF 484,615 Series D Shares in connection with the restructuring of certain convertible debentures previously purchased by MIF from the Company for cash consideration (see Note 6, Convertible Debentures, below). On May 23, 2012, the Company entered into an agreement with MIF pursuant to which MIF agreed to cancel 124,615 of these shares in connection with the Company’s planned merger transaction with its wholly owned subsidiary, Oxysonix Corporation (see Note 9, Subsequent Events, below). A total of 300,000 of Series D Shares were issued during the three months ended June 30, 2012, and the 60,000 remaining shares issuable to MIF under its April 27, 2012 agreement with the Company were issued in July 2012.

Series D Shares were converted into 643,999,808 common shares during the six months ended June 30, 2012. In addition, Viridis cancelled 1,640,000,000 common shares in exchange for 30,552 shares of Series D preferred stock during the first quarter of 2012. In addition, the Company issued 232,000,000 shares to E-LionHeart Associates upon the conversion of $21,500 in debt; 196,500,000 shares to Long Side Ventures upon the conversion of $10,760 in debt; 400,000,000 shares to Mammoth Capital upon the conversion of $40,000 in debt and 200,000,000 to a former employee as a partial reduction of accrued compensation.

NOTE 5	RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 6, Convertible Debentures, below). The managing member of MIF is a relative of the Company’s Chief Executive Officer and Chairman. The sole member of Viridis Capital, LLC is Kevin Kreisler, the Company’s former chief executive officer and chairman (see Note 7, Acquisition, below).

On April 25, 2012, we issued 20,000 shares of Series 1 Preferred Stock (the “Series 1 Shares”) of our subsidiary, Oxysonix Corporation, to Air Pure Systems, LLC (“APS”), a limited liability company formed in North Carolina, in connection with our acquisition of APS’s assets, including U.S. patent application numbered 13/057,596 and related intellectual properties involving methods and devices for increasing liquid fuel combustion efficiency (the “Technologies”). The Series 1 Shares are non-voting and non-convertible but pay a non-cumulative annual dividend equal to 5% of Oxysonix’s net sales generated from products comprised of the Technologies, which rate decreases to 3% after March 31, 2019; net sales are subject to a cap of $100 per unit sold incorporating the Technologies. 60% of APS is owned by Western Highlands Investment Group, LLC, 33.33% of which is beneficially owned family members of Frank Moody, the chief executive officer of Oxysonix.  The remaining 40% of APS is owned by Air Pure Systems, Inc., 50% of which is owned by James Fanning, the chief technology officer of Oxysonix.

On April 25, 2012, Viridis Capital, LLC (“Viridis”) agreed to exchange 100% of its beneficial ownership interest for 75,000 Series D Shares. In addition, we issued 795,845 Series D Shares to CleanTech Fuels, Inc. (“CTF”) in exchange for full satisfaction of about $875,000 in financing. The Series D Shares issued to Viridis and CTF are convertible into 7.48% of our capital stock. At the same time, we issued a license to CTF pursuant to which CTF (and/or any of its affiliates) has the right to use any of our technologies in renewable fuels applications in exchange for a royalty equal to 3% of net income generated from products comprised of our technologies. Viridis is solely owned by Kevin Kreisler, a member of our board of directors.

On April 25, 2012, we entered into an agreement with Petrocavitation Partners, LLC (“Petro”) pursuant to which we agreed to issue Petro 450,000 shares of our Series F Shares in consideration for the assignment by Petro and its affiliates of their respective rights involving our intellectual properties.  450,000 Series F Shares corresponds to 45% of the Company’s issued and outstanding capital stock. The Series F Shares are convertible at any time commencing six months after the closing at a rate equal in the aggregate to 45% of the Company’s then-current shares of common stock outstanding on a fully-diluted basis. Petro additionally agreed that neither it nor any of its assignees would sell any common shares issued upon conversion of the Series F Shares at a rate greater than 5% of the then-current average daily trading volume for the Company’s common stock. 35.85% of Petro is beneficially owned by various family members of Frank Moody, the chief executive officer of Oxysonix.

On May 1, 2012, the Company entered into an agreement with Applied Combustion Research, LLC (“ACR”), pursuant to which ACR issued Oxysonix a license to a proprietary catalytic conversion technology for use in transportation applications in exchange for 339,840 Series F Shares plus a royalty equal to 3% of Oxysonix’s net sales generated from products comprised of the ACR technology. The ACR technology has been shown in prior testing to catalyze conversion of carbon emissions into fuel. On June 27, 2012, the Company and ACR entered into a subscription agreement pursuant to which ACR agreed to purchase 10,160 additional Series F Shares in exchange for $50,000 in cash which was provided to Oxysonix in July 2012. The Series F Shares issued to ACR are convertible at any time commencing six months after the closing at a rate equal in the aggregate to 35% of the Company’s then-current shares of common stock outstanding on a fully-diluted basis. ACR additionally agreed that neither it nor any of its assignees would sell any common shares issued upon conversion of the Series F Shares at a rate greater than 5% of the then-current average daily trading volume for the Company’s common stock.

The Series D Shares and the Series F Shares are mandatorily convertible into Company common stock upon the effectiveness of the Company’s pending merger with Oxysonix Corporation.

NOTE 6	CONVERTIBLE DEBENTURES

The principal balance due to Mammoth on June 30, 2012 was $108,788 (the “Mammoth Debenture”). The Mammoth Debenture is convertible at a rate equal to 100% of the price for the Company’s common stock on the day prior to conversion. Prior to June 30, 2012, the Mammoth Debenture was convertible into Company common stock at a rate equal to 50% of the lowest reported closing market price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for the Mammoth Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mammoth Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Mammoth Debenture at December 31, 2011 to be $560,108 which represented the face value of the debenture of $280,054 plus the present value of the conversion feature. During the six months ended June 30, 2012, the Company recognized a reduction in conversion liability at present value of $40,000 for conversions during the period. The Mammoth Debenture was originally issued on September 30, 2011, in connection with the restructuring of debt previously owed by the Company to both Mammoth and Minority Interest Fund (II), LLC (“MIF”). The terms of the applicable restructuring agreement called for the consolidation of each parties debentures with the Company into one amended and restated debenture issued to Mammoth which remained subject to various terms requiring Mammoth’s moving-forward compliance. Mammoth subsequently failed to comply with those terms, which resulted in the termination of MIF’s September 30, 2011 agreement with Mammoth and the issuance by the Company of two amended and restated debentures on April 27, 2012: the Mammoth Debenture with a balance of $108,788 and an amended and restated debenture issued to MIF with a balance of $160,565. The Mammoth Debenture was further amended to eliminate the conversion discount, resulting in the elimination of the underlying conversion liability, which was treated as Additional Paid-in Capital. On the same date, MIF entered into an agreement with the Company to convert the entire outstanding balance of principal and accrued interest due under its debenture into 484,615 Series D Shares. MIF later agreed on May 23, 2012 to cancel 124,615 Series D Shares in connection with the Company’s planned merger transaction with its wholly owned subsidiary, Oxysonix Corporation (see Note 9, Subsequent Events, below), and in consideration for the Company’s agreement to issue MIF a fixed amount of common shares (128,113 shares) upon completion of the Company’s planned merger in exchange for 300,000 Series D Shares (corresponding to a price of $1.25 per common share on a post-merger basis). This exchange modified MIF’s Series D Shares to the amended conversion provisions of the restated Series D Shares. MIF forgave $158,461, which was treated as Additional Paid-in Capital.

Long Side Ventures (“LSV”), the successor to Sunny Isle Ventures (“SIV”), held a debenture in the amount of $32,500 as of July 14, 2010 (the “LSV Debenture”). The LSV Debenture is convertible into Company common stock at a rate equal to 50% of the average closing market price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for the LSV Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the LSV Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the LSV Debentures at December 31, 2011 to be $31,654 which represented the face value of the debenture of $15,827 plus the present value of the conversion feature. During the six months ended June 30, 2012, the Company recognized a reduction in conversion liability at present value of $10,760 for conversions during the period. The carrying value of the LSV Debentures was $10,134 at June 30, 2012, and included principal of $5,067 and the value of the conversion liability. The liability for the conversion feature of $10,134 at June 30, 2012 is equal to its estimated settlement value. Interest expense of $600 for these obligations was accrued for the six months ended June 30, 2012.

NOTE 7	ACQUISITION

On April 25, 2012, we issued 20,000 shares of our Series 1 Preferred Stock (the “Series 1 Shares”) to Air Pure Systems, LLC (“APS”), a limited liability company formed in North Carolina, in connection with our acquisition of APS’s assets, including U.S. patent application numbered 13/057,596 and related intellectual properties involving methods and devices for increasing liquid fuel combustion efficiency (the “Technologies”). The Series 1 Shares are non-voting and non-convertible but pay a non-cumulative annual dividend equal to 5% of Oxysonix’s net sales generated from products comprised of the Technologies, which rate decreases to 3% after March 31, 2019; net sales are subject to a cap of $100 per unit sold incorporating the Technologies. 60% of APS is owned by Western Highlands Investment Group, LLC, 33.33% of which is beneficially owned family members of Frank Moody, the chief executive officer of Oxysonix.  The remaining 40% of APS is owned by Air Pure Systems, Inc., 50% of which is owned by James Fanning, the chief technology officer of Oxysonix.  On April 25, 2012, we issued 450,000 Series F shares (see Note 4, Shareholders’ Equity, above) to Petrocavitiation Partners, LLC (“Petro”), a limited liability company formed in Delaware, in connection with the acquisition of the intellectual property valued at $400,000. 35.85% of Petro is beneficially owned family members of Frank Moody, the chief executive officer of our wholly-owned subsidiary, Oxysonix Corporation.

NOTE 8	DISCONTINUED OPERATIONS

Prior to April 25, 2012, the closing date of the APS asset acquisition by Oxysonix (see Note 7, Acquisition, above), the Company’s operations exclusively involved research and development through its wholly owned EcoSystem Technologies, LLC subsidiary (“EcoSystem”) and its patent pending technologies for the recycling of carbon dioxide. These operations were discontinued on April 1, 2012 in anticipation of the Company’s new research and development operations with the intellectual properties owned by Oxysonix, specifically including its patent pending fuel refining technology. The financial results of EcoSystem and the Company’s associated operations have been presented as discontinued operations during the six months ended June 30, 2012 and 2011. As a result, the Company realized a gain from discontinued operations of $457,515 and a loss from discontinued operations of $25,000, respectively, for the six months ended June 30, 2012 and 2011. The components of the loss from discontinued operations for these operations for the six months ended June 30, 2012 and 2011 are as follows:

	Six Months Ended
	6/30/2012	6/30/2011

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Research and development	--	10,000
General and administrative expenses	--	15,000
Total operating expenses	--	25,000

Operating loss	--	(25,000)

Other income (expense)
Interest expense	--	--
Gain on extinguishment	457,515	--
Total other income (expense)	457,515

Income (loss) before provision for income taxes	457,515	(25,000)

Provision for income taxes	--	--

Net Income (loss)	$457,515	$(25,000)

NOTE 9	SUBSEQUENT EVENTS

On July 19, 2012, the Company filed an Information Statement on Form 14C with the SEC to implement a 10,000 for 1 reverse split and a merger with its wholly owned subsidiary, Oxysonix Corporation (the “Merger”). Oxysonix will be the surviving entity of the Merger. Each ten thousand (10,000) outstanding shares of Adarna common stock, $0.0001 par value per share, will be automatically converted into one (1) share of Oxysonix common stock, $0.0001 par value per share. All shares of Adarna preferred stock will also be converted into common stock on the effective date of the merger, resulting in a total of 4,971,774 shares of Oxysonix common stock issued and outstanding out of a total of 50,000,000 authorized common shares; and 20,000 shares of Series 1 Preferred Stock issued and outstanding out of a total of 10,000,000 authorized preferred shares. The Merger is expected to become effective on or about September 30, 2012, however, the effective date of the merger may be delayed based on the amount of time required to address any comments raised by the SEC in connection with completion of the merger.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

Adarna Energy Corporation (“we,” “our,” “us,” “Adarna,” or the “Company”), through its wholly owned subsidiary, Oxysonix Corporation, develops and markets technologies, processes and products that burn fuel better to produce more heat and power for less cost and emissions.

Despite an increased global focus on renewable resources, fossil fuels will continue to play a vital and dominant role in providing the majority of humanity’s energy needs over at least the next 50 years. Most scientists agree that, unabated, the combustion of fossil fuels to meet those needs will pump enough carbon into the atmosphere to bring about severe climate change. Our collective challenge is to channel the flow of waste carbon in ways that stimulate economic growth and preserve quality of life while preventing the continued accumulation of carbon dioxide in Earth's atmosphere and oceans. Oxysonix was founded to contribute to the resolution of that challenge. We plan to do so by developing and commercializing processes and products that are designed to Burn Smarter™ - to get more out of fuels, for better mileage and more heat and power for less cost, while reducing and reusing carbon emissions.

We are currently focused on refining and launching our first generation of products based on our patent-pending and proprietary fuel refining technologies, the completion of our pending merger transaction, and the completion of sufficient financing to subsidize these efforts.

The Company’s technologies are designed to pretreat fuel on demand immediately prior to use – without chemicals or additives, to enhance combustion conditions and reactions by breaking larger molecules into smaller, more volatile components, resulting in a cleaner and more-complete burn. The better burn leads to more output for the same input, reduced emissions and contaminant loading in the combustion unit, which in turn leads to reduced wear and maintenance cost and increased service life.

Our technologies are designed to bolt-on and integrate into any liquid fuel combustion unit. They have wide application potential in residential and commercial heat and power production, transportation, maritime and military applications, however, we are exclusively focused for now on developing applications of these technologies for use in the transportation sector. We believe the composition and extent of this market provides a number of attractive benefits from a technology commercialization standpoint. Chief among these is the fact that the transportation markets are populated by large, well-capitalized stakeholders driven by competitive and other forces to increase fuel economy and decrease emissions. Further, the key performance metrics for any products that we successfully roll-out will be fuel economy and emissions. These measures are already universally recognized and used in transportation applications as standard metrics of performance and value.

Early-stage testing completed to date in transportation applications has demonstrated the potential for more than 30% gains in fuel economy and significantly reduced emissions in both diesel and gasoline engines. At current motor fuel prices, a 30% increase in mileage equates to about $1 per gallon saved at the pump, or about $1,000 saved per year for an average driver. There are more than about 275 million cars and trucks on the road in the U.S. alone.

Plan of Operations

We generate no revenue today. Our plan to do so over the next twelve months begins with the successful completion of additional performance testing to refine the design of our planned first generation of products, and to collect and provide extensive performance, safety and other data that will be needed for product launch. During that time, we additionally plan to enhance our existing domestic and international intellectual property protections, and to forge key alliances with industry other stakeholders to facilitate our planned eventual product launch and early-adopter sales. We ultimately plan to generate revenue in transportation applications by selling licenses to manufacturers and end users of products based on our technologies.

Our operating expenses have been reduced in the current period as compared to prior periods in which our now-discontinued carbon recycling research and development activities were conducted. However, our operating expenses over the next twelve months can be expected to increase and will consist of research and development and general and administrative costs incurred in connection with our planned performance tests. We have devised a rigorous performance testing plan to produce the analytical data and other information that we need to establish the precise operating conditions and value-proposition of integrating products based on our technologies into car and truck engines. We anticipate that this data will be essential to technical validation, optimization of our initial product design, expansion of our patent portfolio, solicitation of partners, and completion of early-adopter commercial sales. Development costs can be expected to further include capital costs and expenses incurred in the construction of prototype products as we iteratively refine the design of our planned first generation of products based on our technologies.

We do not intend to make significant additional hires during the next six months or to incur significant expenses in the construction of a new product development laboratory. We plan instead to rely on the scientists, engineers and technical staff of our existing investors at the direction of our chief technology officer. Applied Combustion Research, LLC (“ACR”), one of our investors, has agreed to allow us to use its existing offices and laboratory facilities a cost of materials basis. Further, we plan to enter into a sponsored research arrangement with a university that has existing extensive additional combustion research infrastructure. Collaborating in this manner is expected to mitigate cost and risk during our next phase of testing, and to provide us with cost-effective access to existing infrastructure, as well as an expanded team of experienced engineers and scientists that will be coordinated by our chief technology officer.

We are currently seeking to complete a financing to provide sufficient capital to complete our performance testing. Assuming that we are successful in that regard, we expect that the balance of the resources described above will be sufficient for our needs over the next twelve months.

Industry Overview

The vast majority of humanity’s heat, power and other energy needs are met by burning fossil and other fuels. Nearly all transportation worldwide is powered by combustion. North America accounts for more than half of the total transportation energy use, and the United States is the largest transportation energy consumer in North America, accounting for more than about eighty percent of the regional total. Transportation accounts for sixty-five percent of U.S. oil consumption. According to the U.S. Bureau of Transportation statistics, more than 275 million consumer and commercial vehicles in America travel more than 1.5 trillion and about 1.1 trillion miles per year, respectively. In other sectors, the EIA has published its prediction that U.S. manufacturers will burn 10.3 billion gallons of fuel per year by 2035. The DOE has also recently predicted that residential delivered energy consumption will grow to more than 84.4 billion gallons by 2035. Of the 7.7 million households in the United States that burn heating oil to heat their homes, 5.3 million households, or nearly 70%, reside in the Northeast region of the country, making this area an especially concentrated target market for products based on our technologies.

Our Capital Structure and Pending Merger

Adarna previously capitalized its development activities with various forms of debt that was convertible into Adarna equity at variable prices. Adarna’s prior operations involved use of the convertible debt proceeds in the development of its recently-discontinued technologies with a view towards creation of sufficient value to enable the cost-effective refinancing of the debt. The early-stage nature of those technologies presented prospective investors with too much risk to justify refinancing or the completion of additional financing without having to incur additional convertible debt. We accordingly decided to scale back development activities with those technologies and to seek out and acquire new later-stage technologies.

We discontinued our development activities entirely on April 1, 2012 in anticipation of our April 25, 2012, acquisition of U.S. patent application numbered 13/057,596 and related intellectual properties involving methods and devices for increasing liquid fuel combustion efficiency. We believe these new technologies to be later-stage and closer to market deployment than our discontinued technologies. Existing prototypes based on the new technologies have already demonstrated realization of meaning commercial milestones, such as the capability of increasing fuel economy by more than 30% and reducing emissions by more than 40-60% in transportation applications. Further, we estimate that products based on our new technologies can be cost-effectively manufactured and distributed through existing supply-chains.

We consequently plan to capitalize our development moving forward by the sale of our equity at fixed prices in lieu of the continued use of debt convertible into equity at variable prices. We have also taken steps to eliminate the majority of Adarna’s convertible debt and to refinance and restructure the balance. Additionally, we have filed to complete a 10,000 for 1 reverse stock split and a merger with our wholly-owned subsidiary, Oxysonix Corporation (the “Merger”). Oxysonix will be the surviving entity of the Merger. Each ten thousand outstanding shares of Adarna common stock, $0.0001 par value per share, will be automatically converted into one share of Oxysonix common stock, $0.0001 par value per share. All shares of Adarna preferred stock will also be converted into common stock on the effective date of the merger, resulting in a total of 4,971,774 shares of Oxysonix common stock issued and outstanding out of a total of 50,000,000 authorized common shares; and 20,000 shares of non-voting and non-convertible Series 1 Preferred Stock issued and outstanding out of a total of 10,000,000 authorized preferred shares. We believe that completion of this transaction this year will facilitate the completion of more cost-effective financing moving forward. The following table is provided to show the impact of the Merger on our authorized, issued and outstanding shares:

	Pre-Merger		Pro Forma Post-Merger
Security	Authorized	Outstanding	Authorized	Outstanding
Common Stock	5,000,000,000	4,717,738,646	50,000,000	4,971,774
Series D Preferred Stock	1,200,000	1,170,845	--	--
Series F Preferred StockT	800,000	800,000	--	--
Series 1 Preferred Stock	20,000	20,000	20,000	20,000
Preferred Stock - Undesignated	3,275,000	--	9,980,000	--

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

RESULTS OF OPERATIONS

Operating expenses were approximately $51,000 for the six months ended June 30, 2012 and approximately $23,000 for the six months ended June 30, 2011. The amount for each period consisted primarily of general and administrative expenses incurred in connection with the management of our recently discontinued operations.

Total other expense for the six months ended June 30, 2012 was approximately $32,500 as compared to other expense for the same period last year of about $300,000. Interest expense decreased from about $287,000 for the first six months of 2011 to about $33,000 during 2012. This decrease was due to the restructuring, refinancing and elimination of convertible debt previously incurred in relation to the Company’s discontinued former operations. The Company previously capitalized its development activities with various forms of debt that was convertible into equity at variable prices. Management’s current financing plan is based on the anticipated sale of equity at fixed prices and the complete elimination of any form of convertible debt (see Our Capital Structure and Pending Merger, above).

Loss from continuing operations during the six months ended June 30, 2011 was about $323,000. The Company’s loss from continuing operations decreased to about $83,000 during the first half of this year. Management expects the specific components of the loss in the current period to be eliminated during the balance of 2012, however, we do not currently generate revenue and anticipate incurring increased expenses in connection with the execution of our planned performance testing and other initiatives as described above in Plan of Operations. We realized a gain of about $457,000 in connection with our discontinued operations for the six months ended June 30, 2012. That gain resulted primarily from extinguishment of debt. Loss from discontinued operations for the six months ended June 30, 2011 was $25,000.

Net income for the six months ended June 30, 2012 was about $374,000 and was comprised of the $457,000 gain from discontinued operations and the $83,000 loss from our continuing operations. These amounts compare to a net loss for the six months ended June 30, 2011 of about $348,000, consisting of the $323,000 loss from continuing operations and $25,000 loss from discontinued operations noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements consist of general working capital needs as well as planned research and development expenditures involving our ongoing commercialization efforts with our technologies. The Company's capital resources consist primarily of cash generated from the issuance of debt and stock. The Company relied on the issuance of convertible debt during the six months ended June 30, 2012 to cover its capital needs. Our plan moving forward involves continued investment in the research and development of our technologies as well as evaluation of additional early stage clean technologies for license or acquisition. We also plan to raise and invest additional capital in pilot-scale deployments of those of our technologies that demonstrate their qualification for scaling beyond the bench stage, with a goal of producing cash flow from the license or sublicense of developed technologies and through operating activities.

The Company had a working capital deficit of about $402,800 at June 30, 2012, which includes approximately $10,000 in liabilities associated with the conversion features embedded in convertible debentures issued by the Company, as well as about $159,000 in convertible debt due to third parties. The Company’s working capital deficit net of these amounts would be about $233,800.

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

The following are exhibits filed as part of the Company’s Form 10-Q for the quarter ended June 30, 2012:

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

ADARNA ENERGY CORPORATION

By:	/s/	MAX BENNETT
MAX BENNETT
Chief Executive Officer
Date:		AUGUST 20, 2012