Form 10-Q
period 2012-09-30
ADARNA ENERGY Corp
filed 2012-11-14
CIK 1127242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 13, 2012, there were 4,917,738,646 shares of common stock outstanding.

ADARNA ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

Part I	Financial Information	Page No

Item 1	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited)and December 31, 2011	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2012 (unaudited) and 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 (unaudited) and 2011 (unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4	Controls and Procedures	18

Part II	Other Information

Item 1	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults upon Senior Securities	19

Item 4	Mine Safety Disclosures	19

Item 5	Other Information	17

Item 6	Exhibits	20

	Signatures	20

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

ADARNA ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS	9/30/2012	12/31/2011
Current assets:	(Unaudited)
Cash	$3,103	$526
Prepaid Expenses	10,000
Total current assets	13,103	526

Other assets:
Intellectual property – net of accumulated amortization of $9,662 and $0, respectively	410,338	--
Total other assets	410,338	--

TOTAL ASSETS	$423,441	$526

LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$259,399	$607,982
Accrued interest	24,910	30,743
Convertible debentures	168,922	684,763
Due to affiliate	12,690	870,845
Liabilities held for disposal	129,793	--
Liability to be settled in stock	--	179,007
Total current liabilities	595,714	2,373,340

TOTAL LIABILITIES	595,714	2,373,340

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $0.001 par value, 500,000,000 authorized
Series D: 1,200,000 authorized, 1,110,847 and 605,201 issued and outstanding, respectively	1,111	605
Series F: 800,000 authorized, 800,000 and 0 issued and outstanding, respectively	80	--
Preferred stock, $0.00001 par value, 20,000 authorized Series 1: 20,000 authorized, 20,000 and 0 issued and outstanding, respectively	2	--
Common stock, $0.0001 par value, 5,000,000,000 authorized; 4,917,738,646 and 4,617,738,646 issued and outstanding, respectively	491,774	461,774
Additional paid-in capital	12,084,597	10,103,151
Accumulated deficit	(12,749,837)	(12,938,344)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(172,273)	(2,372,814)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$423,441	$526

The notes to the Condensed Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011

Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Research and development	48,296	--	52,161	--
Professional fees	56,907	--	96,825	--
General and administrative expenses	81,030	282,771	88,071	305,476
Total operating expenses	186,233	282,771	237,057	305,476

Operating loss	(186,233)	(282,771)	(237,057)	(305,476)

Other income (expense)
Gain on Extinguishment of debt	--	327,620	--	327,620
Interest income	--	16,333	--	48,467
Liquidated Damages	--	(134,500)	--	(134,500)
Amortization of debt discount	--	(7,353)	--	(22,058)
Change in convertible debt	--	(276,115)	--	(303,326)
Change in convertible debt –related party	--	(30,528)	--	(33,558)
Interest expense	620	(35,958)	(31,951)	(264,157)
Interest expense – related party	--	(30,635)	--	(89,783)
Total other income (expense)	620	(171,136)	(31,951)	(471,295)

Income (loss) before provision for income taxes	(185,613)	(453,907)	(269,008)	(776,771)

Provision for income taxes	--	--	--	--
Income (loss) from continuing operations	(185,613)	(453,907)	(269,008)	(776,771	) )(

Discontinued operations
Gain from discontinued operations	--	--	457,515	--
Income (loss) from discontinued operations	--	(6,733)	--	(31,733)
Total income (loss) from discontinued operations	--	(6,733)	457,515	(31,733)

Net Income (loss)	$(185,613)	$(460,640)	$188,507	$(808,504)

Weighted average common shares outstanding - basic	4,796,705,900	67,175,608	4,644,567,315	54,663,413
Weighted average common shares outstanding diluted	4,796,705,900	67,175,608	22,940,324,010	54,663,413

Earnings (loss) per share - basic
Income (loss) per share from continuing operations	$(0.00)	$(0.01)	$0.00	$(0.01)
Income (loss) per share from discontinued operations	0.00	(0.00)	0.00	(0.00)
Net income (loss) per share – basic and diluted	0.00	(0.01)	0.00	(0.01)

Earnings (loss) per share - diluted
Income (loss) per share from continuing operations	$0.00	$(0.01)	$0.00	$(0.01)
Income (loss) per share from discontinued operations	0.00	(0.00)	0.00	(0.00)
Net income (loss) per share – diluted	0.00	(0.01)	0.00	(0.01)

The notes to the Condensed Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	9/30/12	9/30/11

CASH FLOW FROM OPERATING ACTIVITIES
Net cash flows used in operating activities	$(60,113)	$(460,640)

CASH FLOW FROM INVESTING ACTIVITIES
Funds released from escrow	50,000	0
Net cash provided by investing activities	$50,000	$0

CASH FLOW FROM FINANCING ACTIVITIES
Advances from affiliates (net)	12,690	--
Net cash provided by financing activities	$12,690	$--

Net increase (decrease) in
cash and cash equivalents	$2,577	$0

Cash and cash equivalents, beginning of period	$526	$526

Cash and cash equivalents, end of period	$3,103	$526

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Stock issued for conversion of debt	$73,960	$8,250
Conversion of preferred stock into common	$159,400	$5,912
Conversion of convertible liabilities	$72,260	$18,250
Cancellation of preferred stock conversions into common	$232,249	$--
Transfer of accrued interest to debentures	$--	$177,816
Assignment of related party debt to debentures	$72,260	$--
Related party debt forgiveness recognized in paid-in capital	$925,845	$--
Write off of affiliate debt	$--	$132,030
Preferred stock issued for intellectual property	$420,000	$--
Preferred shares for settlement of related party debenture and conversion liability	$398,215	$--
Subscription proceeds placed in escrow	$50,000	$
Shares issued in settlement of accrued compensation	$62,563	$

The notes to the Condensed Financial Statements are an integral part of these statements.

ADARNA ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results of operations have been included. The results of operations for the six months ended September 30, 2012 are not necessarily indicative of the results of operations for the full year. When reading the financial information contained in this Quarterly Report, reference should be made to the financial statements, schedules and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed balance sheet at December 31, 2011 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2	NATURE OF OPERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from continuing operations of $269,008 during the nine months ended September 30, 2012 and had an accumulated deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include raising additional proceeds from debt and equity transactions and completing strategic acquisitions.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. The condensed consolidated statements of operations include the results of operations of its wholly-owned subsidiaries’ EcoSystem Technologies, LLC and Oxysonix Corporation from April 12, 2012 (date of formation) through September 30, 2012. All significant inter-company accounts and transactions have been eliminated in consolidation.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share represent the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share. Potential future dilutive securities include common shares issuable under the Company’s outstanding convertible debentures and shares of Series D preferred stock as of September 30, 2012 as described more fully in these Notes to the Company’s Condensed Financial Statements.

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs incurred to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. During the nine months ended September 30, 2012 and 2011, the Company recorded amortization of the note discount in the amount of $0 and $22,758 respectively.

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Condensed Balance Sheets on a recurring basis and their level within the fair value hierarchy during the six months ended September 30, 2012:

Embedded conversion liabilities as September 30, 2012:
Level 1	$--
Level 2	--
Level 3	10,067
Total conversion liabilities	$10,067

The following table reconciles, for the period ended September 30, 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2011	$322,382

Present value of beneficial conversion features of new debentures	--
Accretion adjustments to fair value – beneficial conversion features	--
Gain on extinguishment of conversion feature	--
Gain on extinguishment of conversion feature – related party	(240,055)
Reductions in fair value due to principal conversions	(72,260)
Balance at September 30, 2012	$10,067

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

Each share of the Company’s amended Series D Preferred Stock (the "Series D Shares") may be converted by the holder into Company common stock at a rate equal to one divided the volume weighted average market price for the Company’s common stock for the 90 days prior to conversion; provided, however, that no holder of the Series D Shares may receive common shares upon conversion in an amount which would cause the holder to own in excess of 4.9% of the Company’s issued and outstanding shares. The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares. Series D Shares were amended on April 16, 2012 to establish the modified provisions described above.

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

In connection with an acquisition on April 25, 2012 (see Note 7, Acquisition, below), Viridis Capital, LLC (“Viridis”), the Company’s former majority-shareholder, agreed to exchange 100% of its beneficial ownership interest in the Company, which previously corresponded to about 80% of our capital stock, for 75,000 Series D Shares.  In addition, 795,845 Series D Shares were issued to CleanTech Fuels, Inc. (“CTF”) in exchange for full satisfaction of financing previously provided to the Company. The Series D Shares issued to Viridis and CTF are convertible into about 9.9% of our capital stock. Viridis and CTF agreed that neither company would sell any common shares issued upon conversion of the Series D Shares at a rate greater than 5% of the then-current average daily trading volume for the Company’s common stock. The Viridis and CTF agreements are both subject to satisfaction of certain conditions subsequent, including the receipt by each party of applicable third party consents. The Company additionally entered into an agreement with MIF on April 27, 2012, pursuant to which the Company agreed to issue MIF 484,615 Series D Shares in connection with the restructuring of certain convertible debentures previously purchased by MIF from the Company for cash consideration (see Note 6, Convertible Debentures, below). On May 23, 2012, the Company entered into an agreement with MIF pursuant to which MIF agreed to cancel 124,615 of these shares in connection with the Company’s planned merger transaction with its wholly owned subsidiary, Oxysonix Corporation. A total of 300,000 of Series D Shares were issued during the three months ended June 30, 2012, and the 60,000 remaining shares issuable to MIF under its April 27, 2012 agreement with the Company were issued in July 2012.

Series D Shares were converted into 1,593,999,808 common shares during the nine months ended September 30, 2012. In addition, Viridis cancelled 1,640,000,000 common shares in exchange for 30,552 shares of Series D preferred stock during the first quarter of 2012. Viridis cancelled an additional 682,504,808 shares during the third quarter of 2012.  In addition, the Company issued 232,000,000 shares to E-LionHeart Associates upon the conversion of $21,500 in debt; 196,500,000 shares to Long Side Ventures upon the conversion of $10,760 in debt; 400,000,000 shares to Mammoth Capital upon the conversion of $40,000 in debt and 200,000,000 to a former employee as a partial reduction of accrued compensation.

On July 19, 2012, the Company filed an Information Statement on Form 14C with the SEC to implement a 10,000 for 1 reverse split and a merger with its wholly owned subsidiary, Oxysonix Corporation (the “Merger”). Oxysonix will be the surviving entity of the Merger. Each ten thousand (10,000) outstanding shares of Adarna common stock, $0.0001 par value per share, will be automatically converted into one (1) share of Oxysonix common stock, $0.0001 par value per share. All shares of Adarna preferred stock will also be converted into common stock on the effective date of the merger, resulting in an estimated total of 4,971,774 shares of Oxysonix common stock issued and outstanding out of a total of 50,000,000 authorized common shares; and 20,000 shares of Series 1 Preferred Stock issued and outstanding out of a total of 10,000,000 authorized preferred shares. The Merger is expected to become effective on or about November 30, 2012.

The Company's wholly-owned subsidiary, Oxysonix Corporation has entered into consulting agreements with Core Equity Group, Inc., and SE Media Partners, Inc., pursuant to which Core and SE Media agreed to provide certain services in exchange for 500,000 and 25,000 shares of Oxysonix common stock, respectively. Half of the shares issued to Core are subject to vesting criteria requiring the continuing performance by Core under its agreement through February 2013.

NOTE 5	RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 6, Convertible Debentures, below). The managing member of MIF is a relative of the Company’s former Chief Executive Officer and Chairman. The sole member of Viridis Capital, LLC is Kevin Kreisler, the Company’s former chief executive officer and chairman (see Note 7, Acquisition, below).

On April 25, 2012, we issued 20,000 shares of Series 1 Preferred Stock (the “Series 1 Shares”) of our subsidiary, Oxysonix Corporation, to Air Pure Systems, LLC (“APS”), a limited liability company formed in North Carolina, in connection with our acquisition of APS’s assets, including U.S. patent application numbered 13/057,596 and related intellectual properties involving methods and devices for increasing liquid fuel combustion efficiency (the “Technologies”). The Series 1 Shares are non-voting and non-convertible but pay a non-cumulative annual dividend equal to 5% of Oxysonix’s net sales generated from products comprised of the Technologies, which rate decreases to 3% after March 31, 2019; net sales are subject to a cap of $100 per unit sold incorporating the Technologies. 60% of APS is owned by Western Highlands Investment Group, LLC, 33.33% of which is beneficially owned family members of Frank Moody, the Chief Executive Officer of Oxysonix and 33.33% of which is beneficially owned by family members of Gary Musselman, the Controller of Oxysonix.  The remaining 40% of APS is owned by Air Pure Systems, Inc., 50% of which is owned by James Fanning, the Chief Technology Officer of Oxysonix.

On April 25, 2012, Viridis Capital, LLC (“Viridis”) agreed to exchange 100% of its beneficial ownership interest for 75,000 Series D Shares. In addition, we issued 795,845 Series D Shares to CleanTech Fuels, Inc. (“CTF”) in exchange for full satisfaction of financing previously provided to the Company. The Series D Shares issued to Viridis and CTF are convertible into about 9.9% of our capital stock. At the same time, we issued a license to CTF pursuant to which CTF (and/or any of its affiliates) has the right to use any of our technologies in renewable fuels applications in exchange for a royalty equal to 3% of net income generated from products comprised of our technologies. Viridis is solely owned by Kevin Kreisler, a member of our board of directors.

On April 25, 2012, we entered into an agreement with Petrocavitation Partners, LLC (“Petro”) pursuant to which we agreed to issue Petro 450,000 shares of our Series F Shares in consideration for the assignment by Petro and its affiliates of their respective rights involving our intellectual properties.  450,000 Series F Shares corresponds to 45% of the Company’s fully diluted capital stock. The Series F Shares are convertible at any time commencing six months after the closing at a rate equal in the aggregate to 45% of the Company’s then-current shares of common stock outstanding on a fully-diluted basis. Petro additionally agreed that neither it nor any of its assignees would sell any common shares issued upon conversion of the Series F Shares at a rate greater than 5% of the then-current average daily trading volume for the Company’s common stock. A total of 35.85% of Petro is beneficially owned by various family members of Frank Moody, the Chief Executive Officer of Oxysonix, and another 35.85% of Petro is beneficially owned by family members of Gary Musselman, the Controller of Oxysonix..

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

During the nine months ended September 30, 2012, Viridis paid company expenses of approximately $13,000. This amount will be repaid to Viridis.

NOTE 6	CONVERTIBLE DEBENTURES

The principal balance due to Mammoth on September 30, 2012 was $108,788 (the “Mammoth Debenture”). The Mammoth Debenture is convertible at a rate equal to 100% of the price for the Company’s common stock on the day prior to conversion. Prior to June 30, 2012, the Mammoth Debenture was convertible into Company common stock at a rate equal to 50% of the lowest reported closing market price for the Company’s common stock for the five trading days preceding conversion. The Company accounted for the Mammoth Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mammoth Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Mammoth Debenture at December 31, 2011 to be $560,108 which represented the face value of the debenture of $280,054 plus the present value of the conversion feature. During the nine months ended September 30, 2012, the Company recognized a reduction in conversion liability at present value of $40,000 for conversions during the period. The Mammoth Debenture was originally issued on September 30, 2011, in connection with the restructuring of debt previously owed by the Company to both Mammoth and Minority Interest Fund (II), LLC (“MIF”). The terms of the applicable restructuring agreement called for the consolidation of each parties debentures with the Company into one amended and restated debenture issued to Mammoth which remained subject to various terms requiring Mammoth’s moving-forward compliance. Mammoth subsequently failed to comply with those terms, which resulted in the termination of MIF’s September 30, 2011 agreement with Mammoth and the issuance by the Company of two amended and restated debentures on April 27, 2012: the Mammoth Debenture with a balance of $108,788 and an amended and restated debenture issued to MIF with a balance of $160,565. The Mammoth Debenture was further amended to eliminate the conversion discount, resulting in the elimination of the underlying conversion liability. On the same date, MIF entered into an agreement with the Company to convert the entire outstanding balance of principal and accrued interest due under its debenture into 484,615 Series D Shares. MIF later agreed on May 23, 2012 to cancel 124,615 Series D Shares in connection with the Company’s planned merger transaction with its wholly owned subsidiary, Oxysonix Corporation, and in consideration for the Company’s agreement to issue MIF a fixed amount of common shares (128,113 shares) upon completion of the Company’s planned merger in exchange for 300,000 Series D Shares (corresponding to a price of $1.25 per common share on a post-merger basis). This exchange modified MIF’s Series D Shares to the amended conversion provisions of the restated Series D Shares.

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

On April 25, 2012, we issued 20,000 shares of our Series 1 Preferred Stock (the “Series 1 Shares”) to Air Pure Systems, LLC (“APS”), a limited liability company formed in North Carolina, in connection with our acquisition of APS’s assets, including U.S. patent application numbered 13/057,596 and related intellectual properties involving methods and devices for increasing liquid fuel combustion efficiency (the “Technologies”). The Series 1 Shares are non-voting and non-convertible but pay a non-cumulative annual dividend equal to 5% of Oxysonix’s net sales generated from products comprised of the Technologies, which rate decreases to 3% after March 31, 2019; net sales are subject to a cap of $100 per unit sold incorporating the Technologies. 60% of APS is owned by Western Highlands Investment Group, LLC, 33.33% of which is beneficially owned family members of Frank Moody, the chief executive officer of Oxysonix.  The remaining 40% of APS is owned by Air Pure Systems, Inc., 50% of which is owned by James Fanning, the chief technology officer of Oxysonix.  On April 25, 2012, we issued 450,000 Series F shares (see Note 4, Shareholders’ Equity, above) to Petrocavitiation Partners, LLC (“Petro”), a limited liability company formed in Delaware, in connection with the acquisition of the intellectual property valued at $400,000. A trust for the benefit of the children of Frank Moody, the chief executive officer of our wholly-owned subsidiary, Oxysonix Corporation, is the beneficial owner of 20% of APS and 35.85% of Petro; and a trust for the benefit of the children of Gary Musselman, the controller of Oxysonix, is the beneficial owner of 20% of APS and 35.85% of Petro.

NOTE 8	DISCONTINUED OPERATIONS

Prior to April 25, 2012, the closing date of the APS asset acquisition by Oxysonix (see Note 7, Acquisition, above), the Company’s operations exclusively involved research and development through its wholly owned EcoSystem Technologies, LLC subsidiary (“EcoSystem”) and its patent pending technologies for the recycling of carbon dioxide. These operations were discontinued on April 1, 2012 in anticipation of the Company’s new research and development operations with the intellectual properties owned by Oxysonix, specifically including its patent pending fuel refining technology. The financial results of EcoSystem and the Company’s associated operations have been presented as discontinued operations during the nine months ended September 30, 2012 and 2011. As a result, the Company realized a gain from discontinued operations of $457,515 and a loss from discontinued operations of $31,733, respectively, for the nine months ended September 30, 2012 and 2011. The Company has recognized approximately $130,000 in liabilities from the discontinued operations. The Company is exploring various options for disposing of these liabilities and anticipates disposition of these liabilities by the end of the second quarter of next year. The Company does not incur any additional costs on these liabilities. The components of the loss from discontinued operations for these operations for the nine months ended September 30, 2012 and 2011 are as follows :

	Nine Months Ended
	9/30/2012	9/30/2011

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Research and development	--	10,000
General and administrative expenses	--	21,733
Total operating expenses	--	31,733

Operating loss	--	(31,733)

Other income (expense)
Interest expense	--	--
Gain on extinguishment	457,515	--
Total other income (expense)	457,515

Income (loss) before provision for income taxes	457,515	(31,733)

Provision for income taxes	--	--

Net Income (loss)	$457,515	$(31,733)

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” “may,” “could,” “should,” “will,” or similar expressions. Any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements contained herein reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors of our annual report on Form 10-K for the year ended December 31, 2011. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition, the actions of third parties infringing our patents, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation or to the laws upon which our intellectual property rights are based, the timely completion of corn oil extraction projects by our licensees, the amount of corn oil recovered by our licensees, and other risk factors detailed in our reports filed with the SEC. Actual results may differ materially from projected results due, without limitation, to unforeseen developments.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this report or in any document incorporated by reference might not occur. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference in this report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

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

We do not intend to make significant additional hires during the next six months or to incur significant expenses in the construction of a new product development laboratory. We plan instead to rely on the scientists, engineers and technical staff of our existing investors at the direction of our chief technology officer, including Applied Combustion Research, LLC (“ACR”) and Core Equity Group, LLC (“CEG”). Further, we plan to enter into a sponsored research arrangement with a university that has extensive additional combustion research capabilities. Collaborating in this manner is expected to mitigate cost and risk during our next phase of testing, and to provide us with cost-effective access to existing infrastructure, as well as an expanded team of experienced engineers and scientists that will be coordinated by our chief technology officer.

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

	Pre-Merger		Pro Forma Post-Merger
Security	Authorized	Outstanding	Authorized	Outstanding
Common Stock	5,000,000,000	4,917,738,646	50,000,000	4,971,774
Series D Preferred Stock	1,200,000	1,110,845	--	--
Series F Preferred Stock	800,000	800,000	--	--
Series 1 Preferred Stock	20,000	20,000	20,000	20,000
Preferred Stock - Undesignated	3,275,000	--	9,980,000	--

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

RESULTS OF OPERATIONS

Operating expenses were approximately $237,000 for the nine months ended September 30, 2012 and approximately $337,000 for the nine months ended September 30, 2011. The amount for the nine months ending September 30, 2012 consisted primarily of expenses related to the management of our discontinued operations and expenses related to the acquisition of our newly acquired subsidiary and continued research and development in our fuel savings device. For the period ending September 30, 2011, expenses consisted primarily of general and administrative expenses incurred in connection with the management of our recently discontinued operations.

Total other expense for the nine months ended September 30, 2012 was approximately $32,000 as compared to other expense for the same period last year of about $471,000. Interest expense decreased from about $373,000 for the first nine months of 2011 to about $32,000 during 2012. This decrease was due to the restructuring, refinancing and elimination of convertible debt previously incurred in relation to the Company’s discontinued former operations. The Company previously capitalized its development activities with various forms of debt that was convertible into equity at variable prices. Management’s current financing plan is based on the anticipated sale of equity at fixed prices and the complete elimination of any form of convertible debt.

Loss from continuing operations during the nine months ended September 30, 2011 was about $809,000. The Company’s loss from continuing operations decreased to about $237,000 during the first nine months of this year. Management expects the specific components of the loss in the current period to be eliminated during the balance of 2012, however, we do not currently generate revenue and anticipate incurring increased expenses in connection with the execution of our planned performance testing and other initiatives as described above in Plan of Operations. We realized a gain of about $458,000 in connection with our discontinued operations for the nine months ended September 30, 2012. That gain resulted primarily from extinguishment of debt. Loss from discontinued operations for the nine months ended September 30, 2011 was $32,000.

Net loss for the nine months ended September 30, 2012 was about $186,000 and was comprised of the $457,000 gain from discontinued operations and the $269,000 loss from our continuing operations. These amounts compare to a net loss for the nine months ended September 30, 2011 of about $809,000, consisting of the $777,000 loss from continuing operations and $32,000 loss from discontinued operations noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements consist of general working capital needs as well as planned research and development expenditures involving our ongoing commercialization efforts with our technologies. The Company's capital resources consist primarily of cash generated from the issuance of debt and stock. The Company relied on the issuance of convertible debt during the nine months ended September 30, 2012 to cover its capital needs. Our plan moving forward involves continued investment in the research and development of our technologies as well as evaluation of additional early stage clean technologies for license or acquisition. We also plan to raise and invest additional capital in pilot-scale deployments of those of our technologies that demonstrate their qualification for scaling beyond the bench stage, with a goal of producing cash flow from the license or sublicense of developed technologies and through operating activities.

The Company had a working capital deficit of about $582,600 at September 30, 2012, which includes approximately $10,000 in liabilities associated with the conversion features embedded in convertible debentures issued by the Company, as well as about $169,000 in convertible debt due to third parties. The Company’s working capital deficit net of these amounts would be about $403,600.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-Q for the quarter ended June 30, 2012:

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Labels Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

ADARNA ENERGY CORPORATION

By:	/s/	MAX BENNETT
MAX BENNETT
Chief Executive Officer/
Chief Financial Officer

Date:		NOVEMBER 14, 2012